Form 10-Q
period 1996-03-31
EXOGEN INC
filed 1996-05-13
CIK 934094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

                         Commission file number 0-26154

                                  EXOGEN, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      22-3208468
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                             10 Constitution Avenue
                       P.O. Box 6860, Piscataway, NJ 08855
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code     (908) 981-0990

                                       N/A
               Former name, former address and former fiscal year,
                          if changed since last report.


Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ X ]    No  [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date Common Stock, par value $0.0001 per share: 9,880,795 shares outstanding at April 30, 1996.

                                  EXOGEN, INC.
                          Quarterly Report on Form 10-Q
                                 March 31, 1996



                                Table of Contents


PART I--Financial Information

         Item 1--Financial Statements:
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

         Item 2--Management's Discussion and Analysis of
           Financial Condition and Results of Operations

PART II--Other Information

         Item 1. Legal Proceedings

         Item 2. Changes in Securities

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

Signatures

                                  EXOGEN, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                            March 31,    September 30,
                                                                              1996           1995
                                                                           -----------   -------------
                                                                           (Unaudited)
                                 ASSETS
Current assets:
    Cash and cash equivalents ........................................      $  3,509       $ 22,176
    Short-term investments ...........................................        13,289          6,704
    Accounts receivable, net .........................................         1,902            871
    Inventories ......................................................         1,600          1,553
    Other current assets .............................................           532            278
                                                                            --------       --------
                 Total current assets ................................        20,832         31,582
Furniture, fixtures and equipment, net ...............................           972            888
Long-term investments ................................................         8,604          2,181
Other assets .........................................................           202            235
                                                                            --------       --------
                 Total assets ........................................      $ 30,610       $ 34,886
                                                                            ========       ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .................................................      $    353       $    523
    Accrued liabilities ..............................................         1,175            990
    Capital lease obligations ........................................            17             15
                                                                            --------       --------
                 Total current liabilities ...........................         1,545          1,528
Capital lease obligations ............................................             7             16
                                                                            --------       --------
                 Total liabilities ...................................         1,552          1,544
                                                                            ========       ========
Commitments and contingencies (Note 2)

Stockholders' equity:
    Preferred Stock, $0.0001 par value; 3,000,000 shares
         authorized at March 31, 1996 and September 30, 1995;
         no shares issued or outstanding .............................          --             --
    Common Stock, $0.0001 par value; 27,000,000 shares
         authorized at March 31, 1996 and September 30, 1995;
         9,878,295 shares issued and outstanding at March 31, 1996 and
         9,850,259 shares issued and outstanding at September 30, 1995             1              1
    Additional paid-in capital .......................................        46,078         45,938
    Cumulative translation adjustment ................................           (11)           (11)
    Accumulated deficit ..............................................       (17,010)       (12,586)
                                                                            --------       --------
                 Total stockholders' equity ..........................        29,058         33,342
                                                                            --------       --------
                 Total liabilities and stockholders' equity ..........      $ 30,610       $ 34,886
                                                                            ========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

                                  EXOGEN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                     Three Months Ended          Six Months Ended
                                                          March 31,                  March 31,
                                                   ---------------------       ---------------------
                                                     1996          1995          1996          1995
                                                   -------       -------       -------       -------
                                                        (Unaudited)                 (Unaudited)
Revenues:
     Product sales ..........................      $ 1,337       $   429       $ 2,348       $   617
     Revenues from development agreements ...          300          --             800          --
                                                   -------       -------       -------       -------
           Total revenues ...................        1,637           429         3,148           617
                                                   -------       -------       -------       -------

Operating costs and expenses:
     Cost of product sales ..................          781           270         1,372           398
     Research and development ...............        1,108           659         2,001         1,166
     Selling, general, and administrative ...        2,599         1,267         4,855         2,163
                                                   -------       -------       -------       -------
           Total operating costs and expenses        4,488         2,196         8,228         3,727
                                                   -------       -------       -------       -------

     Operating loss .........................       (2,851)       (1,767)       (5,080)       (3,110)

Other income (expense):
     Interest income, net ...................          380           118           812           158
     Other expense, net .....................         (144)          (18)         (156)          (18)
                                                   -------       -------       -------       -------
           Total other income, net ..........          236           100           656           140
                                                   -------       -------       -------       -------

     Net loss ...............................      $(2,615)      $(1,667)      $(4,424)      $(2,970)
                                                   =======       =======       =======       =======



Net loss per share ..........................      $ (0.26)                    $ (0.45)
                                                   =======                     =======

Weighted average shares outstanding .........        9,868                       9,859

Pro forma net loss per share ................                    $ (0.23)                    $ (0.42)
                                                                 =======                     =======

Pro forma weighted average shares outstanding                      7,144                       7,144

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  EXOGEN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Six Months Ended
                                                                       March 31,
                                                                 --------------------
                                                                   1996        1995
                                                                 --------    --------
                                                                      (Unaudited)
Cash flows from operating activities:
     Net loss ................................................   $ (4,424)   $ (2,970)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization ......................        186          90
          Amortization of net discount on short- and long-term
               investments ...................................       (202)        (51)
          Other adjustments ..................................         16          17
     Decrease (increase) in assets:
          Accounts receivable ................................     (1,031)       (425)
          Interest receivable ................................       (203)       (100)
          Inventories ........................................        (48)       (524)
          Other current assets ...............................        (68)       (108)
          Other assets .......................................         28        (170)
     Increase (decrease) in liabilities:
          Accounts payable ...................................       (169)        (69)
          Accrued liabilities ................................        185        (126)
          Notes payable ......................................       --          (374)
                                                                 --------    --------
               Net cash used in operating activities .........     (5,730)     (4,810)
                                                                 --------    --------
Cash flows from investing activities:
     Purchase of short- and long-term investments ............    (18,130)     (7,430)
     Proceeds from sale of short- and long-term
       investments ...........................................      5,324       1,500
     Purchase of furniture, fixtures and equipment ...........       (264)       (391)
                                                                 --------    --------
               Net cash used in investing activities .........    (13,070)     (6,321)
                                                                 --------    --------

(Continued)

                                  EXOGEN, INC.

                                 (in thousands)

                                                                   Six Months Ended
                                                                       March 31,
                                                                 --------------------
                                                                   1996        1995
                                                                 --------    --------
                                                                      (Unaudited)
Cash flows from financing activities:
     Proceeds from Preferred Stock issuances .................       --        11,379
     Proceeds from exercise of stock options .................         35        --
     Proceeds from sale of Common Stock ......................        104        --
     Principal payments under capital leases .................         (7)         (7)
                                                                 --------    --------
               Net cash provided by financing activities .....        132      11,372
                                                                 --------    --------

Effect of exchange rate changes on cash and cash equivalents .          1        --
                                                                 --------    --------

Net (decrease) increase in cash and cash equivalents .........    (18,667)        241
Cash and cash equivalents, beginning of period ...............     22,176         640
                                                                 --------    --------
Cash and cash equivalents, end of period .....................   $  3,509    $    881
                                                                 ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  EXOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) that management considers necessary to present fairly the Company's financial position as of March 31, 1996; the results of operations for the three and six months ended March 31, 1996 and 1995; and the cash flows for the six months then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements, which include the financial position, results of operations, and cash flows for Exogen, Inc. and its wholly owned subsidiary, Exogen (Europe) GmbH, should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 1995 included in the Company's Annual Report on Form 10-K.


2.       COMMITMENTS AND CONTINGENCIES

         The Company is subject to claims and litigation in the ordinary course of business. In management's opinion, such claims are not material to the Company's financial position, its results of operations, or its cash flows. In March 1996, the Company settled a legal action brought against the Company on March 15, 1995 by a former sales representative of the Company. The settlement was recorded in Other expense, net. For a further discussion of claims and litigation, see Part II, Item 1, Legal Proceedings.


3.       NET LOSS PER COMMON SHARE

         Net loss per share for the three and six months ended March 31, 1996 is calculated according to Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings per Share," and is based on the weighted average shares outstanding. Options have been excluded because they are antidilutive. Loss per share data for the three and six months ended March 31, 1995 as calculated according to APB 15 have not been presented as such information is not meaningful.

         For the three and six months ended March 31, 1995, pro forma net loss per share is determined using the weighted average number of shares of Common Stock outstanding during the periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, the Preferred Stock and options issued during the 12 months preceding the Company's Initial Public Offering at prices below the Initial Public Offering price have been included in the Company's loss per share computation for the three and six months ended March 31, 1995 as if the shares were converted into Common Stock at the beginning of those three and six months, even though the shares were antidilutive. Options issued prior to the 12 months preceding the Initial Public Offering are excluded as they are antidilutive.

4.       INVENTORIES

         Inventories consist of the following:

                                                       March 31,       September 30,
                                                         1996              1995
                                                        ------            ------
                                                             (in thousands)
Finished goods .............................            $1,360            $1,258
Parts and components .......................               240               295
                                                        ------            ------
                                                        $1,600            $1,553
                                                        ======            ======

5.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                           Six Months Ended March 31,
                                                           --------------------------
                                                               1996         1995
                                                               ----         ----
                                                                 (in thousands)
Interest paid ........................................         $  5         $166
Capital lease obligations incurred ...................          --            22
Noncash amortization of Preferred Stock
   issuance costs ....................................          --            21

                                  EXOGEN, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

This Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions, and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission.

Results of Operations

Six Months Ended March 31, 1996 and March 31, 1995

The Company's product sales are generated entirely from sales of the Company's Sonic Accelerated Fracture Healing System ("SAFHS") 2A device. For the six months ended March 31, 1996, product sales were $2.3 million as compared with $617,000 for the six months ended March 31,1995, which was the period in which the Company first recorded sales.

For the six months ended March 31, 1996, the Company recorded revenues of $800,000 related to development agreements in Japan. No such revenues were reported for the six months ended March 31, 1995. The development agreements with Teijin Limited cover two of the Company's technologies, the SAFHS device and the mechanical-stress technology. The SAFHS agreement provides for milestone payments to the Company for Teijin's development of the product for launch in Japan. The Company will manufacture and supply SAFHS devices to Teijin for clinical trials and subsequent sales in Japan. Teijin will be responsible for complying with the regulatory requirements and marketing and distributing the SAFHS device in Japan. The mechanical-stress agreement provides for milestone payments to the Company that will support, in part, the Company's clinical trials in the United States in exchange for a first option in favor of Teijin to negotiate a development and distribution agreement for this device for the Japanese market.

Cost of product sales was $1.4 million for the six months ended March 31, 1996, compared with $398,000 for the same period of the prior year. Excluding revenues related to development agreements, gross profit for the six months ended March 31, 1996 was $976,000 (or 41.6% as a percentage of product sales), compared with $219,000 (or 35.5%) for the six months ended March 31, 1995. This increase in gross profit was principally due to the increase in product volume.

The Company's research and development expenses for the six months ended March 31, 1996 increased to $2.0 million from $1.2 million for the six months ended March 31, 1995. The increase of $835,000 (or 72%) was primarily due to expanded efforts in designing and building the mechanical-stress device for clinical studies; additional research projects; increased staff; and the cost of SAFHS devices shipped in connection with certain clinical prescriptions for which reimbursement is currently not available.

The Company's selling, general, and administrative expenses for the six months ended March 31, 1996 increased to $4.9 million from $2.2 million for the six months ended March 31, 1995. The $2.7 million (or 124%) increase resulted from expanded sales and marketing efforts related to the SAFHS 2A; increased expenses, including rent, telephone, and depreciation, of the Company's new facilities in Piscataway, New Jersey; increased legal fees related to litigation; expansion of the administrative staff and increased reimbursement activities; and establishment and expansion of a market presence in Europe through the Company's German subsidiary.

Net interest income for the six months ended March 31, 1996 increased to $812,000 from $158,000 for the six months ended March 31, 1995, principally because of interest earned on the proceeds from the Company's Initial Public Offering in July 1995. Other expense, net for the six months ended March 31, 1996 increased to $156,000 from $18,000 for the six months ended March 31, 1995. This increase was principally due to the settlement of a legal action (see Part II, Item 1, Legal Proceedings, for a further discussion).

The Company incurred a net loss of $4.4 million, or $0.45 per share (per share data based upon weighted average shares outstanding of 9,859,000, which exclude options because they are antidilutive), for the six months ended March 31, 1996, compared with a net loss of $3.0 million, or $0.42 per share (per share data based upon pro forma weighted average shares outstanding of 7,144,000), for the six months ended March 31, 1995 (see Note 3 to the Consolidated Financial Statements for a discussion of the calculation of per share data). The increase of $1.5 million (or 49%) in net loss was caused principally by the factors discussed above.

Three Months Ended March 31, 1996 and March 31, 1995

For the three months ended March 31, 1996, product sales, which were generated entirely from sales of the SAFHS 2A, were $1.3 million as compared with $429,000 for the three months ended March 31,1995, which was only the second quarter in which the Company recorded sales. Product sales for the three months ended March 31, 1996 included the initial sales of the SAFHS device in Europe.

For the three months ended March 31, 1996, the Company recorded revenues of $300,000 related to development agreements in Japan. No such revenues were reported for the three months ended March 31, 1995. (See the six-month discussion above for a description of the development agreements.)

Cost of product sales was $781,000 for the three months ended March 31, 1996, compared with $270,000 for the same period of the prior year. Excluding revenues related to development agreements, gross profit for the three months ended March 31, 1996 was $556,000 (or 41.6% as a percentage of product sales), compared with $159,000 (or 37.1%) for the three months ended March 31, 1995. This increase in gross profit was principally due to the increase in product volume.

The Company's research and development expenses for the three months ended March 31, 1996 increased to $1.1 million from $659,000 for the three months ended March 31, 1995. The increase of $449,000 (or 68%) was primarily due to expanded efforts in designing and building the mechanical-stress device for clinical studies; additional research projects; increased staff; the cost of SAFHS devices shipped in connection with certain clinical prescriptions for which reimbursement is currently not available; and the acquisition of the exclusive marketing rights in Brazil for the SAFHS device.

The Company's selling, general, and administrative expenses for the three months ended March 31, 1996 increased to $2.6 million from $1.3 million for the three months ended March 31, 1995. The $1.3 million (or 105%) increase resulted from expanded sales and marketing efforts related to the SAFHS 2A; increased expenses, including rent, telephone, and depreciation, of the Company's new facilities in Piscataway, New Jersey; increased legal fees related to litigation; expansion of the administrative staff and increased reimbursement activities; and establishment and expansion of a market presence in Europe through the Company's German subsidiary.

Net interest income for the three months ended March 31, 1996 increased to $380,000 from $118,000 for the three months ended March 31, 1995, principally because of interest earned on the proceeds from the Company's Initial Public Offering in July 1995. Other expense, net for the three months ended March 31, 1996 increased to $144,000 from $18,000 for the three months ended March 31, 1995. This increase was principally due to the settlement of a legal action (see
Part II, Item 1, Legal Proceedings, for a further discussion).

The Company incurred a net loss of $2.6 million, or $0.26 per share (per share data based upon weighted average shares outstanding of 9,868,000, which exclude options because they are antidilutive), for the three months ended March 31, 1996, compared with a net loss of $1.7 million, or $0.23 per share (per share data based upon pro forma weighted average shares outstanding of 7,144,000), for the three months ended March 31, 1995 (see Note 3 to the Consolidated Financial Statements for a discussion of the calculation of per share data). The increase of $948,000 (or 57%) in net loss was caused principally by the factors discussed above.

Liquidity and Capital Resources

Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $17.0 million at March 31, 1996. The Company had funded its operations primarily through the private placement of equity securities aggregating $17.6 million. On July 25, 1995, the Company completed its Initial Public Offering of 2,500,000 shares of Common Stock at a purchase price of $11.00 per share, for aggregate net proceeds of approximately $24.7 million. On August 15, 1995, the underwriters of the Initial Public Offering purchased an additional 375,000 shares of Common Stock, pursuant to the over-allotment option, for aggregate net proceeds of approximately $3.8 million.

For the six months ended March 31, 1996, the Company used net cash of $5.7 million for operating activities, primarily for continued commercial marketing of the SAFHS 2A, research and development, and an increase of $1.0 million in accounts receivable. The Company's capital expenditures for the six months ended March 31, 1996 were $264,000. The Company estimates that equipment and furnishings to establish in-house manufacturing capabilities and expand administrative support activities will require capital expenditures of approximately $600,000 during each of fiscal 1996 and 1997.

The Company plans to finance its capital needs principally from existing capital resources and, when economically prudent, debt financing. The Company believes this financing strategy will be sufficient to fund operations through fiscal 1997. The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

The Company's future business, financial condition, results of operations, cash flows, and long-term capital requirements depend upon the Company's ability to successfully develop, market, and manufacture its SAFHS device and its mechanical-stress device. Inherent in this process are a number of factors that the Company must carefully manage to be successful. Some factors are (a) gaining acceptance by the medical community of the use of ultrasound technology as a safe and effective method of treating fresh fractures and the use of the Company's SAFHS device by physicians for treatment of these fractures, (b) obtaining adequate reimbursement from third-party payors such as government entities, managed care organizations, and private insurance plans, (c) successfully commercializing the SAFHS device for its approved indications and developing and obtaining regulatory approval of SAFHS devices to treat additional types of fractures, (d) successfully introducing and marketing the Company's products internationally, (e) establishing manufacturing capability,
(f) successfully managing the transition to a larger-scale commercial enterprise, (g) competing effectively with other developers of medical devices and therapies that treat conditions addressed by the Company's products, (h) successfully developing the mechanical-stress device, (i) expanding the direct sales force to support the Company's network of independent sales representatives, (j) protecting the Company's proprietary rights, and (k) avoiding infringement claims by third parties. No assurance can be given that the Company will be able to manage such factors successfully. The failure to manage such factors successfully could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

                                     PART II
                                OTHER INFORMATION

ITEM 1.           Legal Proceedings

                  On April 4, 1995, a former consultant to Interpore Orthopaedics, Inc. ("Interpore"), the company from which Exogen purchased certain SAFHS ultrasound assets, filed a complaint against Interpore and Exogen in the United States District Court for the Southern District of New York, claiming the right, pursuant to the terms of a consulting agreement between such consultant and the predecessor company to Interpore, to certain royalties, not exceeding 1.25% of the net revenues generated from the sale of SAFHS devices. On June 5, 1995, Exogen answered the complaint, denied that it has any liability to the consultant, and asserted a number of specific defenses. On the same day, Interpore did the same, and also asserted cross-claims against Exogen, claiming that any royalties found to be due to the consultant should be paid by Exogen and that Exogen should be liable for Interpore's attorneys' fees and other costs incurred in the litigation. On July 7, 1995, Exogen answered Interpore's cross-claims, denied that it has any liability to the consultant or to Interpore, asserted a number of specific defenses to Interpore's claims, and asserted cross-claims against Interpore that any royalties found to be due to the consultant should be paid by Interpore and that Interpore be liable for Exogen's attorneys' fees and other costs incurred in the litigation. Exogen and Interpore since have agreed that (a) Exogen's counsel will assume the status of lead defense counsel in the litigation; (b) any adverse judgment entered in the litigation will be entered against Exogen and Interpore jointly and severally; and (c) Exogen will indemnify Interpore for any payments that are required to be made to the consultant as a result of the litigation, and Exogen and Interpore thereafter will resolve separately their respective liabilities. As a result of the foregoing, in March 1996 Exogen and Interpore dismissed their claims against each other in this litigation, without prejudice to their right to resolve them, if necessary, as described above. The Company does not believe that the consultant's claims have merit, and together with Interpore, is vigorously defending this action. All parties are currently engaged in the discovery process. There can be no assurance, however, that the consultant's claims will not be upheld.

                  On March 15, 1995, a former sales representative of the Company filed a complaint against the Company in the United States District Court for the District of New Jersey that alleged breach of the sales representative agreement and sought damages as a result of the termination of the agreement by the Company. In March 1996, the Company settled this matter, and the case was dismissed with prejudice and without costs.


ITEM 2.           Changes in Securities

                  None.

ITEM 3.           Defaults Upon Senior Securities

                  None.


ITEM 4.           Submission of Matters to a Vote of Security Holders

                  (a) The Company's Annual Meeting of Stockholders was held on
                      February 2, 1996.

                  (c) The motions before stockholders were:

                      (1) To elect seven Directors.

                                                         Votes     Votes     Votes                 Broker
                          Name of Director                For     Against  Withheld  Abstentions   Nonvotes
                          ----------------                ---     -------  --------  -----------   --------
                          John P. Ryaby                7,601,258     -        -         6,425        -
                          Patrick A. McBrayer          7,601,258     -        -         6,425        -
                          Buzz Benson                  7,601,258     -        -         6,425        -
                          James J. Bochnowski          7,601,258     -        -         6,425        -
                          Donald J. Lothrop            7,601,258     -        -         6,425        -
                          Terry J. Sullivan, M.D.      7,601,258     -        -         6,425        -
                          Terence D. Wall              7,601,258     -        -         6,425        -

                      (2) To ratify the  selection of Arthur  Andersen
                          LLP,  independent  public  accountants,   as
                          auditors of the Company for the fiscal year ending September 30, 1996.

                          Votes For            7,600,488
                          Votes Against              300
                          Votes Withheld              -
                          Abstentions              6,895
                          Broker Nonvotes             -


ITEM 5.           Other Information

                  None.


ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits
                        3.1    Second   Amended  and  Restated   Certificate  of
                               Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the third quarter ended June 30, 1995.
                        3.2 Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.3 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).

                        4.1 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company.
                        10.1 Amended and Restated Investors' Rights Agreement dated as of November 14, 1994 among the Company, the investors listed on Schedule A thereto, and the individuals listed on Schedule B thereto. Incorporated by reference to Exhibit 10.1 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
                        10.2 Asset Purchase Agreement dated as of March 1, 1993 among Applied Epigenetics, Inc. ("AEI"), Interpore International, Inc., and Interpore Orthopaedics, Inc. Incorporated by reference to
                               Exhibit 10.2 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
                        10.3 Employment Agreement dated January 15, 1994 between the Company and Patrick A. McBrayer. Incorporated by reference to Exhibit 10.3 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
                        10.4 Employment Agreement dated February 3, 1994 between the Company and John Bohan. Incorporated by reference to Exhibit 10.4 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
                        10.5 Form of Consulting Agreements between the Company and each of Drs. McLeod and Rubin, as amended. Incorporated by reference to Exhibit 10.5 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
                        10.6 Form of Stock Restriction Agreement between the Company and each of Drs. McLeod and Rubin and
                               Messrs. Reisner, Ryaby, Talish, McBrayer, and Bohan. Incorporated by reference to Exhibit 10.6 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
                        10.7 Form of Stock Purchase Agreement between the Company and each of Messrs. Reisner, Ryaby, and Talish. Incorporated by reference to Exhibit 10.7 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
                        10.8+ Manufacturing Agreement dated January 20, 1994 between the Company and Hi- Tronics Designs, Inc. Incorporated by reference to Exhibit 10.8 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
                        10.9 Form of 1993 Stock Option Plan Option Agreement. Incorporated by reference to Exhibit 10.9 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
                        10.10 1995 Stock Option / Stock Issuance Plan. Incorporated by reference to Exhibit 10.10 to the Company's Form S-1 Registration Statement (Registration No. 33- 92740).

                        10.11  Employee  Stock Purchase  Plan.  Incorporated  by
                               reference to Exhibit 10.12 to the Company's  Form
                               S-1  Registration  Statement   (Registration  No.
                               33-92740).
                        10.12  Lease  Agreement  dated  December 13, 1994 by and
                               between the Company and Siemens Medical  Systems,
                               Inc.  Incorporated  by reference to Exhibit 10.13
                               to the Company's Form S-1 Registration  Statement
                               (Registration No. 33-92740).
                        10.13  License  Agreement  dated March 26, 1992  between
                               AEI and Drs.  McLeod and Rubin.  Incorporated  by
                               reference to Exhibit 10.14 to the Company's  Form
                               S-1  Registration  Statement   (Registration  No.
                               33-92740).
                        10.14  SAFHS  Agreement  dated November 30, 1995 between
                               the Company and Teijin  Limited.  Incorporated by
                               reference to Exhibit 10.14 to the Company's  Form
                               10-K for the year ended September 30, 1995.
                        10.15+ Mechanical-Stress  Agreement  dated  November 30,
                               1995  between  the  Company  and Teijin  Limited.
                               Incorporated by reference to Exhibit 10.15 to the
                               Company's Form 10-K for the year ended  September
                               30, 1995.
                        11.1*  Statement regarding Calculation of Shares Used in
                               Computing Net Loss Per Share.
                        27*    Financial Data Schedule.

                           * Filed herewith.
                           + Confidential treatment granted.

                  (b)   Reports on Form 8-K
                               No  reports  on Form 8-K were  filed  during  the
                        quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       EXOGEN, INC.
                                -------------------------
                                       (Registrant)




May 7, 1996                   By:  /s/ Patrick A. McBrayer
                                 -------------------------
                                 Patrick A. McBrayer, President and
                                 Chief Executive Officer




May 7, 1996                   By:  /s/ Richard H. Reisner
                                 ------------------------
                                 Richard H. Reisner, Vice President and
                                 Chief Financial Officer (Principal
                                 Financial and Accounting Officer)

                                  EXOGEN, INC.

                                  EXHIBIT INDEX

Number                                Description
- - ------                                -----------

 3.1 Second Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the third quarter ended June 30, 1995.
 3.2 Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.3 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
 4.1 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company.
10.1 Amended and Restated Investors' Rights Agreement dated as of November 14, 1994 among the Company, the investors listed on Schedule A thereto, and the individuals listed on Schedule B thereto. Incorporated by reference to Exhibit 10.1 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
10.2 Asset Purchase Agreement dated as of March 1, 1993 among Applied Epigenetics, Inc. ("AEI"), Interpore International, Inc. and Interpore Orthopaedics, Inc. Incorporated by reference to Exhibit 10.2 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
10.3 Employment Agreement dated January 15, 1994 between the Company and Patrick A. McBrayer. Incorporated by reference to Exhibit 10.3 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
10.4 Employment Agreement dated February 3, 1994 between the Company and John Bohan. Incorporated by reference to Exhibit 10.4 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
10.5 Form of Consulting Agreements between the Company and each of Drs. McLeod and Rubin, as amended. Incorporated by reference to Exhibit 10.5 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
10.6 Form of Stock Restriction Agreement between the Company and each of Drs. McLeod and Rubin and Messrs. Reisner, Ryaby, Talish, McBrayer, and Bohan. Incorporated by reference to Exhibit 10.6 to the Company's Form S-1 Registration Statement (Registration No. 33- 92740).
10.7 Form of Stock Purchase Agreement between the Company and each of Messrs. Reisner, Ryaby, and Talish. Incorporated by reference to
         Exhibit 10.7 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
10.8+ Manufacturing Agreement dated January 20, 1994 between the Company and Hi-Tronics Designs, Inc. Incorporated by reference to Exhibit 10.8 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
10.9 Form of 1993 Stock Option Plan Option Agreement. Incorporated by reference to Exhibit 10.9 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
10.10    1995 Stock Option / Stock Issuance Plan.  Incorporated  by reference to
         Exhibit 10.10 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
10.11    Employee  Stock  Purchase  Plan.  Incorporated  by reference to Exhibit
         10.12 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
10.12 Lease Agreement dated December 13, 1994 by and between the Company and Siemens Medical Systems, Inc. Incorporated by reference to Exhibit
         10.13 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).

                                  EXOGEN, INC.

Number                                Description
- - ------                                -----------

10.13 License Agreement dated March 26, 1992 between AEI and Drs. McLeod and Rubin. Incorporated by reference to Exhibit 10.14 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
10.14 SAFHS Agreement dated November 30, 1995 between the Company and Teijin Limited. Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended September 30, 1995.
10.15+ Mechanical-Stress Agreement dated November 30, 1995 between the Company and Teijin Limited. Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the year ended September 30, 1995.
11.1* Statement regarding Calculation of Shares Used in Computing Net Loss Per Share.
27*      Financial Data Schedule.

- - ------------------
* Filed herewith.
+ Confidential treatment granted.