Form 10-Q
period 1996-06-30
EXOGEN INC
filed 1996-08-09
CIK 934094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date Common Stock, par value $0.0001 per share: 9,909,192 shares outstanding at July 31, 1996.

                                  EXOGEN, INC.
                          Quarterly Report on Form 10-Q
                                  June 30, 1996



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

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

Signatures

                                                    EXOGEN, INC.

                                             CONSOLIDATED BALANCE SHEETS
                                          (in thousands, except share data)

                                                                            June 30,    September 30,
                                                                              1996          1995
                                                                            --------    -------------
                                                                           (Unaudited)
                                        ASSETS
Current assets:
    Cash and cash equivalents ........................................      $  8,733       $ 22,176
    Short-term investments ...........................................         8,197          6,704
    Accounts receivable, net .........................................         2,594            871
    Inventories ......................................................         1,517          1,553
    Other current assets .............................................           461            278
                                                                            --------       --------
                 Total current assets ................................        21,502         31,582
Furniture, fixtures and equipment, net ...............................         1,006            888
Long-term investments ................................................         5,605          2,181
Other assets .........................................................           200            235
                                                                            --------       --------
                 Total assets ........................................      $ 28,313       $ 34,886
                                                                            ========       ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .................................................      $    785       $    523
    Accrued liabilities ..............................................         1,245            990
    Capital lease obligations ........................................            16             15
                                                                            --------       --------
                 Total current liabilities ...........................         2,046          1,528
Capital lease obligations ............................................             4             16
                                                                            --------       --------
                 Total liabilities ...................................         2,050          1,544
                                                                            ========       ========
Commitments and contingencies (Note 2)

Stockholders' equity:
    Preferred Stock, $0.0001 par value; 3,000,000 shares
         authorized at June 30, 1996 and September 30, 1995;
         no shares issued or outstanding .............................          --             --
    Common Stock, $0.0001 par value; 27,000,000 shares
         authorized at June 30, 1996 and September 30, 1995;
         9,882,095 shares issued and outstanding at June 30, 1996 and
         9,850,259 shares issued and outstanding at September 30, 1995             1              1
    Additional paid-in capital .......................................        46,079         45,938
    Cumulative translation adjustment ................................           (10)           (11)
    Accumulated deficit ..............................................       (19,807)       (12,586)
                                                                            --------       --------
                 Total stockholders' equity ..........................        26,263         33,342
                                                                            --------       --------
                 Total liabilities and stockholders' equity ..........      $ 28,313       $ 34,886
                                                                            ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                    EXOGEN, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands, except per share data)

                                                                            Three Months Ended                Nine Months Ended
                                                                                June 30,                          June 30,
                                                                        -------------------------         -------------------------
                                                                          1996             1995             1996             1995
                                                                        --------         --------         --------         --------
                                                                               (Unaudited)                       (Unaudited)
Revenues:
     Product sales .............................................        $  1,816         $    542         $  4,164         $  1,159

     Revenues from development agreements ......................            --               --                800             --
                                                                        --------         --------         --------         --------
           Total revenues ......................................           1,816              542            4,964            1,159
                                                                        --------         --------         --------         --------
Operating costs and expenses:
     Cost of product sales .....................................           1,071              318            2,443              716
     Research and development ..................................             998              607            2,999            1,773
     Selling, general, and administrative ......................           2,859            1,346            7,714            3,509
                                                                        --------         --------         --------         --------
           Total operating costs and expenses ..................           4,928            2,271           13,156            5,998
                                                                        --------         --------         --------         --------
     Operating loss ............................................          (3,112)          (1,729)          (8,192)          (4,839)

Other income (expense):
     Interest income, net ......................................             334               60            1,146              218
     Other expense, net ........................................             (19)              (4)            (175)             (22)
                                                                        --------         --------         --------         --------
           Total other income, net .............................             315               56              971              196
                                                                        --------         --------         --------         --------

     Net loss ..................................................        $ (2,797)        $ (1,673)        $ (7,221)        $ (4,643)
                                                                        ========         ========         ========         ========

Net loss per share..............................................        $  (0.28)        $  (1.21)        $  (0.73)
                                                                        ========         ========         ========

Weighted average shares outstanding.............................           9,881            1,385            9,866


Pro forma net loss per share....................................                                                           $  (0.89)
                                                                                                                           ========

Pro forma weighted average shares outstanding...................                                                              5,225

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  EXOGEN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Nine Months Ended
                                                                        June 30,
                                                                 --------------------
                                                                   1996        1995
                                                                 --------    --------
                                                                      (Unaudited)
Cash flows from operating activities:
     Net loss ................................................   $ (7,221)   $ (4,643)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization ......................        271         132
          Amortization of net discount on short- and long-term
               investments ...................................       (219)        (70)
          Other adjustments ..................................         15          60
     Decrease (increase) in assets:
          Accounts receivable ................................     (1,724)       (580)
          Interest receivable ................................       (223)        (20)
          Inventories ........................................         35        (689)
          Other current assets ...............................         22        (128)
          Deferred offering costs ............................       --          (400)
          Other assets .......................................         28        (182)
     Increase (decrease) in liabilities:
          Accounts payable ...................................        263         323
          Accrued liabilities ................................        255        (114)
          Notes payable ......................................       --          (380)
                                                                 --------    --------
               Net cash used in operating activities .........     (8,498)     (6,691)
                                                                 --------    --------
Cash flows from investing activities:
     Purchase of short- and long-term investments ............    (19,673)     (7,444)
     Proceeds from sale of short- and long-term
       investments ...........................................     14,976       7,500
     Purchase of furniture, fixtures and equipment ...........       (381)       (739)
     Other investing activities ..............................       --            (4)
                                                                 --------    --------
               Net cash used in investing activities .........     (5,078)       (687)
                                                                 --------    --------

(Continued)

                                  EXOGEN, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- Continued
                                 (in thousands)

                                                                   Nine Months Ended
                                                                        June 30,
                                                                 --------------------
                                                                   1996        1995
                                                                 --------    --------
                                                                      (Unaudited)
Cash flows from financing activities:
     Proceeds from Preferred Stock issuances .................       --        11,379
     Proceeds from exercise of stock options .................         37        --
     Proceeds from sale of Common Stock ......................        104        --
     Principal payments under capital leases .................        (11)        (11)
                                                                 --------    --------
               Net cash provided by financing activities .....        130      11,368
                                                                 --------    --------
Effect of exchange rate changes on cash and cash equivalents .          3        --
                                                                 --------    --------
Net (decrease) increase in cash and cash equivalents .........    (13,443)      3,990
Cash and cash equivalents, beginning of period ...............     22,176         640
                                                                 --------    --------
Cash and cash equivalents, end of period .....................   $  8,733    $  4,630
                                                                 ========    ========





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  EXOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) that management considers necessary to present fairly the Company's financial position as of June 30, 1996; the results of operations for the three and nine months ended June 30, 1996 and 1995; and the cash flows for the nine months then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements, which include the financial position, results of operations, and cash flows for Exogen, Inc. and its wholly owned subsidiary, Exogen (Europe) GmbH, should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 1995 included in the Company's Annual Report on Form 10-K.


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


3.       NET LOSS PER COMMON SHARE

         Net loss per share for the three and nine months ended June 30, 1996 and for the three months ended June 30, 1995 is calculated according to Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings per Share," and is based on the weighted average shares outstanding. Options have been excluded because they are antidilutive. Loss per share data for the nine months ended June 30, 1995 as calculated according to APB 15 have not been presented as such information is not meaningful.

         For the nine months ended June 30, 1995, net loss per share is calculated on a pro forma basis pursuant to Securities and Exchange Commission ("SEC") requirements. The weighted average shares outstanding is based upon (a) APB 15 (as described above) for April 1995 through June 1995, which excludes the Preferred Stock and options as they are antidilutive, and (b) SEC Staff Accounting Bulletin No. 83 for October 1994 through March 1995, which includes Preferred Stock as though those shares had been converted into Common Stock on their respective original issue dates and outstanding options issued during the 12 months preceding the Initial Public Offering ("IPO") at prices below the IPO price.

4.       INVENTORIES

         Inventories consist of the following:

                                                        June 30,       September 30,
                                                         1996              1995
                                                        ------            ------
                                                             (in thousands)
Finished goods .............................            $1,202            $1,258
Parts and components .......................               315               295
                                                        ------            ------
                                                        $1,517            $1,553
                                                        ======            ======

5.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                          Nine Months Ended June 30,
                                                          --------------------------
                                                               1996         1995
                                                               ----         ----
                                                                 (in thousands)
Interest paid ........................................         $  6         $312
Capital lease obligations incurred ...................          --            22
Noncash amortization of Preferred Stock
   issuance costs ....................................          --            35

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

Results of Operations

Nine Months Ended June 30, 1996 and June 30, 1995

The Company's product sales are generated entirely from sales of the Company's Sonic Accelerated Fracture Healing System ("SAFHS") 2A device. For the nine months ended June 30, 1996, product sales were $4.2 million as compared with $1.2 million for the nine months ended June 30,1995, which was the period in which the Company first recorded sales.

For the nine months ended June 30, 1996, the Company recorded revenues of $800,000 related to development agreements in Japan. No such revenues were reported for the nine months ended June 30, 1995. The development agreements with Teijin Limited cover two of the Company's technologies, the SAFHS device and the mechanical-stress technology. The SAFHS agreement provides for milestone payments to the Company for Teijin's development of the product for launch in Japan. The Company will manufacture and supply SAFHS devices to Teijin for clinical trials and subsequent sales in Japan. Teijin will be responsible for complying with the regulatory requirements and marketing and distributing the SAFHS device in Japan. The mechanical-stress agreement provides for milestone payments to the Company that will support, in part, the Company's clinical trials in the United States in exchange for a first option in favor of Teijin to negotiate a development and distribution agreement for this device for the Japanese market.

Cost of product sales was $2.4 million for the nine months ended June 30, 1996, compared with $716,000 for the same period of the prior year. Excluding revenues related to development agreements, gross profit for the nine months ended June 30, 1996 was $1.7 million (or 41.3% as a percentage of product sales), compared with $443,000 (or 38.2%) for the nine months ended June 30, 1995. This $1.3 million increase in gross profit was principally due to the increase in product volume.

The Company's research and development expenses for the nine months ended June 30, 1996 increased to $3.0 million from $1.8 million for the nine months ended June 30, 1995. The increase of $1.2 million (or 69%) was primarily due to expanded efforts in designing and building the mechanical-stress device for clinical studies, additional research projects, increased staff, and the cost of SAFHS devices shipped in connection with certain clinical prescriptions for which reimbursement is currently not available.

The Company's selling, general, and administrative expenses for the nine months ended June 30, 1996 increased to $7.7 million from $3.5 million for the nine months ended June 30, 1995. The $4.2 million (or 120%) increase resulted from expanded sales and marketing efforts, including commissions on sales, related to the SAFHS 2A; expansion of the administrative staff and increased reimbursement activities; increased expenses, including rent, telephone, and depreciation, of the Company's new facilities in Piscataway, New Jersey; establishment and expansion of a market presence in Europe through the Company's German subsidiary; and increased legal fees related to litigation.

Net interest income for the nine months ended June 30, 1996 increased to $1.1 million from $218,000 for the nine months ended June 30, 1995, principally because of interest earned on the proceeds from the Company's Initial Public Offering in July 1995. Other expense, net for the nine months ended June 30, 1996 increased to $175,000 from $22,000 for the nine months ended June 30, 1995. This increase was principally due to the settlement of a legal action by the Company in the quarter ended March 31, 1996.

The Company incurred a net loss of $7.2 million, or $0.73 per share (per share data based upon weighted average shares outstanding of 9,866,000, which exclude options because they are antidilutive), for the nine months ended June 30, 1996, compared with a net loss of $4.6 million, or $0.89 per share (per share data based upon pro forma weighted average shares outstanding of 5,225,000), for the nine months ended June 30, 1995 (see Note 3 to the Consolidated Financial Statements for a discussion of the calculation of per share data). The increase of $2.6 million (or 56%) in net loss was caused principally by the factors discussed above.

Three Months Ended June 30, 1996 and June 30, 1995

For the three months ended June 30, 1996, product sales, which were generated entirely from sales of the SAFHS 2A, were $1.8 million as compared with $542,000 for the three months ended June 30,1995, which was only the third quarter in which the Company recorded sales. Product sales for the three months ended June 30, 1996 included the first full quarter of sales of the SAFHS device in Europe.

Cost of product sales was $1.1 million for the three months ended June 30, 1996, compared with $318,000 for the same period of the prior year. Gross profit for the three months ended June 30, 1996 was $745,000 (or 41.0% as a percentage of product sales), compared with $224,000 (or 41.3%) for the three months ended June 30, 1995. This $521,000 increase in gross profit was principally due to the increase in product volume.

The Company's research and development expenses for the three months ended June 30, 1996 increased to $998,000 from $607,000 for the three months ended June 30, 1995. The increase of $391,000 (or 64%) was primarily due to additional research projects, expanded efforts in designing and building the mechanical-stress device for clinical studies, increased staff, and the cost of SAFHS devices shipped in connection with certain clinical prescriptions for which reimbursement is currently not available.

The Company's selling, general, and administrative expenses for the three months ended June 30, 1996 increased to $2.9 million from $1.3 million for the three months ended June 30, 1995. The $1.5 million (or 112%) increase resulted from expanded sales and marketing efforts, including commissions on sales, related to the SAFHS 2A; expansion of the administrative staff and increased reimbursement activities; establishment and expansion of a market presence in Europe through the Company's German subsidiary; and increased expenses, including rent, telephone, and depreciation, of the Company's new facilities in Piscataway, New Jersey.

Net interest income for the three months ended June 30, 1996 increased to $334,000 from $60,000 for the three months ended June 30, 1995, principally because of interest earned on the proceeds from the Company's Initial Public Offering in July 1995. Other expense, net for the three months ended June 30, 1996 increased to $19,000 from $4,000 for the three months ended June 30, 1995.

The Company incurred a net loss of $2.8 million, or $0.28 per share (per share data based upon weighted average shares outstanding of 9,881,000, which exclude options because they are antidilutive), for the three months ended June 30, 1996, compared with a net loss of $1.7 million, or $1.21 per share (per share data based upon weighted average shares outstanding of 1,385,000), for the three months ended June 30, 1995 (see Note 3 to the Consolidated Financial Statements for a discussion of the calculation of per share data). The increase of $1.1 million (or 67%) in net loss was caused principally by the factors discussed above.

Liquidity and Capital Resources

Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $19.8 million at June 30, 1996. Until July 1995, the Company had funded its operations primarily through the private placement of equity securities aggregating $17.6 million. On July 25, 1995, the Company completed its Initial Public Offering of 2,500,000 shares of Common Stock at a purchase price of $11.00 per share, for aggregate net proceeds of approximately $24.7 million. On August 15, 1995, the underwriters of the Initial Public Offering purchased an additional 375,000 shares of Common Stock, pursuant to the over-allotment option, for aggregate net proceeds of approximately $3.8 million.

For the nine months ended June 30, 1996, the Company used net cash of $8.5 million for operating activities, primarily for continued commercial marketing of the SAFHS 2A; research and development; and an increase of $1.7 million in accounts receivable. The Company's capital expenditures for the nine months ended June 30, 1996 were $381,000. The Company estimates that equipment and furnishings to establish in-house manufacturing capabilities and expand administrative support activities will require capital expenditures of approximately $600,000 during fiscal 1996 and approximately $1 million during fiscal 1997.

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

                          PART II -- OTHER INFORMATION

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

                  None.

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

            10.12   Lease  Agreement  dated December 13, 1994 by and between the
                    Company and Siemens Medical  Systems,  Inc.  Incorporated by
                    reference  to  Exhibit  10.13  to  the  Company's  Form  S-1
                    Registration Statement (Registration No. 33-92740).
            10.13   License  Agreement dated March 26, 1992 between AEI and Drs.
                    McLeod and Rubin. Incorporated by reference to Exhibit 10.14
                    to   the   Company's   Form   S-1   Registration   Statement
                    (Registration No. 33-92740).
            10.14   SAFHS  Agreement dated November 30, 1995 between the Company and Teijin  Limited.  Incorporated  by  reference to Exhibit
                    10.14  to  the  Company's  Form  10-K  for  the  year  ended
                    September 30, 1995.
            10.15+  Mechanical-Stress  Agreement dated November 30, 1995 between the Company and Teijin Limited. Incorporated by reference to
                    Exhibit 10.15 to the Company's  Form 10-K for the year ended
                    September 30, 1995.
            11.1*   Statement regarding  Calculation of Shares Used in Computing
                    Net Loss Per Share.
            27*     Financial Data Schedule.
            -------------
            * Filed herewith.
            + Confidential treatment granted.

                  (b) Reports on Form 8-K
                           No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  EXOGEN, INC.
                                 -----------------------------------------------
                                                  (Registrant)




August 5, 1996               By: /s/Patrick A. McBrayer
                                 -----------------------------------------------
                                    Patrick A. McBrayer, President and
                                    Chief Executive Officer




August 5, 1996               By: /s/Richard H. Reisner
                                 -----------------------------------------------
                                    Richard H. Reisner, Vice President and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)

                                  EXOGEN, INC.

                                  EXHIBIT INDEX

Number       Description
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

                                  EXOGEN, INC.

Number       Description
- ------       -----------

10.11        Employee Stock Purchase Plan.  Incorporated by reference to Exhibit
             10.12 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
10.12 Lease Agreement dated December 13, 1994 by and between the Company and Siemens Medical Systems, Inc. Incorporated by reference to
             Exhibit 10.13 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
10.13 License Agreement dated March 26, 1992 between AEI and Drs. McLeod and Rubin. Incorporated by reference to Exhibit 10.14 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
10.14 SAFHS Agreement dated November 30, 1995 between the Company and Teijin Limited. Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended September 30, 1995.
10.15+ Mechanical-Stress Agreement dated November 30, 1995 between the Company and Teijin Limited. Incorporated by reference to Exhibit
             10.15 to the Company's Form 10-K for the year ended September 30, 1995.
11.1* Statement regarding Calculation of Shares Used in Computing Net Loss Per Share.
27*          Financial Data Schedule.
             ------------------
             * Filed herewith.
             + Confidential treatment granted.