Form 10-K
period 1996-09-30
EXOGEN INC
filed 1996-12-27
CIK 934094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended          September 30, 1996
                                       ------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from                             to

                         Commission file number 0-26154


                                  EXOGEN, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                             22-3208468
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

     10 Constitution Avenue
     P. O. Box 6860, Piscataway  NJ                             08855
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code (908) 981-0990



          Securities registered pursuant to Section 12(b) of the Act:

                               Title of each class
                    Name of each exchange on which registered
                                      None


                                      None


          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                                (Title of Class)


                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [ X ]     [ No ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         While it is difficult to determine the number of shares owned by non-affiliates, the registrant estimates that the aggregate market value of outstanding Common Stock on December 19, 1996 (based upon the closing selling price of such Common Stock on the Nasdaq National Market on December 19, 1996) held by non-affiliates was approximately $23.3 million. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the registrant.

         As of December 19, 1996, there were outstanding 9,911,067 shares of the registrant's Common Stock, par value $.0001.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement of Exogen, Inc. relative to the Annual Meeting of Stockholders to be held on February 7, 1997, which is incorporated by reference into Part III of this Form 10-K.

                                  EXOGEN, INC.

                          1996 Form 10-K Annual Report

                                TABLE OF CONTENTS



                                     PART I

Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders
Item 4a.   Executive Officers of the Registrant

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.    Selected Financial Data
Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations
Item 8.    Financial Statements and Supplementary Data
Item 9.    Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12.   Security Ownership of Certain Beneficial Owners and Management
Item 13.   Certain Relationships and Related Transactions

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     PART I


Item 1.  Business

         Exogen, Inc. (the "Company" or "Exogen") designs, develops, manufactures, and markets medical devices for the non-invasive treatment of musculoskeletal injury and disease. The Company's proprietary ultrasound and mechanical-stress technologies are based on the principle that bone growth is stimulated by mechanical force. The Company's Sonic Accelerated Fracture Healing System ("SAFHS(R)") device utilizes mechanical force, produced by ultrasound, to accelerate fracture healing for closed, cast-immobilized, fresh fractures of the tibia and distal radius within its approved indications. The SAFHS device is small and portable, and is used by the patient once daily for 20 minutes. The Company's Pre-Market Approval ("PMA") application for the SAFHS Model 2A was approved by the U. S. Food and Drug Administration ("FDA") in October 1994. The SAFHS Model 2A is the only medical device approved by the FDA for the acceleration of fresh-fracture healing of the tibia and the distal radius. The Company established a subsidiary in Germany during fiscal 1995 as part of its strategy to introduce the SAFHS device in Europe, and commenced commercial distribution of the device in certain European countries during fiscal 1996 (see "Sales and Marketing").

Industry Overview

Background

         Bone, which forms the human skeleton, undergoes constant change during an individual's lifetime through a dynamic process of cellular action. Bone is continually remodeled so that between 10% and 20% of the adult skeleton undergoes resorption (removal) and formation annually. At the cellular level, bone consists of specialized bone cells (osteoblasts, osteocytes and osteoclasts) and minerals, proteins, hormones, water, and other large molecules such as sugars. Bone is formed by osteoblasts, which line the surface of a bone's structure, and osteocytes, which are located within the bone's structure. Osteoclasts are cells that resorb bone through a degradation process. Bone's natural remodeling process, which is balanced between resorption and formation, can be affected by a number of factors. For example, smoking has been shown to slow the process of bone formation, while exercise such as walking or running, which applies mechanical force to the body on impact, has been shown to stimulate the process of bone formation.

         Bone progresses through two forms as it develops: woven bone and lamellar bone. Woven bone is unorganized and premature, and is found either in growing bones or at fracture sites as newly formed bone. Lamellar bone is mature bone that results from the further remodeling of woven bone. Two types of mature bone comprise substantially all of the human skeleton: cortical bone (dense or compact bone), which constitutes approximately 80% of the skeleton, and cancellous bone (spongy bone), which constitutes approximately 20% of the skeleton. Cortical bone is approximately 30% porous, and consists of a dense bundle of vascular channels, containing blood vessels, surrounded by mature bone. Cancellous bone is approximately 70% porous, highly vascularized, and consists of a loosely formed matrix of beams designed to withstand the principal stresses and strains applied to the bone. The density of cortical bone is four to six times higher than cancellous bone. Cortical bone forms the middle 80% of the long bones of the body, including the tibia and fibula in the lower leg, the femur in the upper leg, the radius and ulna in the lower arm, and the humerus in the upper arm. Cancellous bone constitutes the remaining 20% of bone located at the ends of the long bones. For example, the distal radius, which is cancellous bone, is the portion of the radius located closest to the wrist. All cancellous bone is surrounded by a cortical outer layer.

         When a fracture occurs in either cortical or cancellous bone, a complex biological healing process is initiated. In cortical bone, there are five stages of repair and remodeling that, if completed, eventually restore the bone to its original pre-fracture condition. The first healing stage lasts approximately 48 hours, and is an inflammatory response in the tissue at the fracture site that stimulates the formation of stem (early stage) cells originating from bone marrow and from surface tissue at the fracture site. As the inflammation subsides, the dead tissue at the bone ends is removed and stem cells begin to organize into a cellular matrix. In the second stage, which lasts several weeks, stem cells proliferate in the bone marrow cavity and evolve into cartilage cells and soft fracture callus (a matrix of fibrous tissue, cartilage and woven bone) in the outer and inner surface of the bone. During this period, dead bone is continually replaced with new cartilage cells. In the third stage of healing, which begins approximately six to eight weeks after fracture, there is an increase in soft callus that fills the marrow cavity and forms along the outside of the bone. In the fourth stage, which typically begins 10 to 12 weeks after fracture and extends to 20 weeks or more, the fracture callus gradually calcifies through osteoblastic action, increasing the stability of the fracture site. This calcified callus begins to remodel toward the end of this stage, and continues to convert into lamellar bone in the fifth stage.

         Fractures in cancellous bone heal in substantially the same manner and stages as cortical bone, except that cancellous bone does not have a bone marrow cavity, so bone healing occurs along the matrix of internal beams that comprise its structure. Cancellous bone heals in approximately one-third less time than cortical bone, primarily because cancellous bone is more vascularized than cortical bone.

         The process of bone healing in fresh fractures generally takes from four to eight months for cortical bone and from three to six months for cancellous bone. Many fractures take substantially longer to heal, and some do not heal at all. "Non-unions" are fractures that have not healed within nine months and have shown no sign of healing for the prior three months. Physicians may identify certain fractures, at the time of occurrence, as being susceptible to extended healing times and associated complications. According to the orthopaedic literature, some of the factors taken into account by physicians in making such a determination include fracture characteristics such as the gap size, location, displacement, and fragmentation of the fracture, and patient characteristics such as the age, gender, health condition, weight, and smoking habits of the patient. Many of these fractures could result in costly surgery, rehabilitation therapy, and in some cases, permanent disability.

Fracture Market

         Over 6,000,000 fractures occur each year in the United States, of which more than 800,000 are tibia and distal radius fractures. The Company believes that approximately 350,000 of these tibia and distal radius fractures are candidates for treatment with the SAFHS device. Many of these fractures could be treated surgically, and in some instances, multiple surgical procedures are needed to achieve healing. Each of these surgical procedures may involve costs of $7,500 or more, and can result in complications, such as infection and death. In addition, these fractures expose the patient to the risks of longer-term complications, such as severe muscular atrophy, joint disorders, and loss of function. Patients often require rehabilitative therapy for up to several months following surgery, at an approximate cost of $1,000 to $4,000 per fracture. Indirect medical costs due to lost wages, lost productivity, and immobility may also be incurred during the healing period.

Methods of Treating Fractures

         Various methods exist for the treatment of bone fractures. The most common therapy is to immobilize the fracture with an external cast, generally for 12 to 18 weeks for tibia fractures and five to eight weeks for distal radius fractures. Certain fractures are treated surgically using one or more of the following methods to provide stability and promote healing: internal fixation devices such as plates, rods and screws; bone grafts using human bone or synthetic bone; and external fixation devices, which are external frames with metal pins placed through the skin into the bone.

         All of the conventional therapies for bone fractures supplement the body's fracture healing process by immobilizing the injured bone, by providing scaffolds for healing such as bone grafts, or by initiating healing when the healing process has prematurely stopped. None, however, accelerates the fracture healing process. Different approaches have been investigated and developed to augment or replace conventional therapies, including electrical stimulation devices and bone growth factors. Electrical stimulation devices were first approved by the FDA and introduced commercially in 1979. Although electrical stimulation devices demonstrate efficacy in initiating healing, their indications for use have been limited to non-union fractures. Bone growth factors are proteins that promote the healing process and have been in clinical trials for several years. However, these clinical trials have also been limited to non-union fractures.

         Clinical studies begun in the mid-1980s, which supported the Company's PMA application for its SAFHS device, demonstrated that mechanical force applied to bone induces the formation of bone and accelerates the natural healing process in fresh fractures. This work was based on a widely accepted scientific principle that bone responds to mechanical force by inducing bone formation and/or inhibiting bone loss. These clinical studies established that acceleration of fracture healing is accomplished by using the mechanical force produced by low-intensity ultrasound waves.

         Ultrasound is mechanical energy that can be transmitted into the body in pulses of acoustic (sound) pressure waves at frequencies above the human hearing range. Ultrasound is used for numerous non-invasive therapeutic and diagnostic purposes, and millions of ultrasound procedures are performed in the United States each year. Therapeutic ultrasound systems transmit high levels of acoustic energy to generate heat (thermal effect) into the tissue, and have been found to be a relatively safe and effective non-invasive treatment for soft-tissue injuries including damaged ligaments, tendons, and muscles.
Therapeutic ultrasound has not, however, been widely investigated for use in bone, because of the potential risk of inducing excessive heat into the bone tissue. Diagnostic ultrasound, by contrast, uses low levels of acoustic energy

(non-thermal) as a safe, non-invasive method for viewing internal organs and fetuses. These low levels, however, were not previously thought to have biologic therapeutic effects. The SAFHS clinical trials demonstrated that low-intensity (similar to diagnostic ultrasound), non-thermal, specifically programmed ultrasound energy can safely accelerate the healing of fresh fractures within the approved indications for the SAFHS device.

Osteoporosis Background and Market

         Numerous bone disorders result from changes in the natural remodeling process of bone resorption and formation. The most widespread of these is osteoporosis, a disease characterized by a decrease in bone mass and deterioration of bone structure. This deterioration leads to an increase in fracture risk due to bone fragility and reduced strength of the weight-bearing skeleton, particularly the spine and the hip. Loss of bone mass occurs when the removal of bone by the osteoclasts exceeds the bone-formation activities of the osteoblasts and osteocytes. As a person ages, the osteoclastic action tends to predominate and, beginning at approximately age 40, bone mass begins to decline at the rate of approximately 0.5% per year. Women lose a significantly greater percentage of bone mass (between 10% and 20%) following the onset of menopause and the cessation of estrogen production. Bone mass also deteriorates from lack of physical activity such as extended bed rest.

         Over 25,000,000 people in the United States, primarily post-menopausal women and the elderly, have osteoporosis. In 1992, over 1,200,000 fractures in the United States, or approximately 20% of the estimated total fractures, were osteoporosis-related. Existing drug therapies, such as estrogen-replacement therapy, calcitonin, and calcium supplements, have been useful in preventing bone loss, but none can form new bone. In addition, use of existing therapies are limited by complications and certain side effects including an increased incidence of endometrial, ovarian, and breast cancers in women taking estrogen. Strenuous exercise has been shown to reduce bone loss in the elderly but must be performed with caution as exercise may itself cause fractures. Several new drug therapies are in clinical trials for the treatment of osteoporosis to address the limitations of current therapeutic approaches. In addition, the Company is developing a mechanical-stress device for the treatment of osteoporosis, although this product is not commercially available to treat this disease and there is no assurance that the Company will ever successfully develop or commercialize such a device.

Business Strategy

         The Company's business strategy is to become a leading provider of devices for the non-invasive treatment of musculoskeletal injury and disease. The Company believes a significant market exists for cost-effective, non-invasive medical devices that allow the patient to return to normal activities as rapidly as possible. The following are key elements of the Company's strategy:

         Promote Physician Acceptance. Exogen is the only company to have obtained FDA approval to market a medical device for accelerating the healing of fresh fractures of the tibia and distal radius. The Company seeks to gain broad physician acceptance of this new treatment modality through the dissemination of scientific, clinical, and patient-outcomes data on the SAFHS treatment. The Company's marketing efforts are targeted to orthopaedic surgeons in academic institutions and in community-based practices.

         Establish Reimbursement by Third-Party Payors. The Company has implemented a comprehensive plan to obtain reimbursement for the SAFHS device as a new treatment device from a broad range of third-party payors, including managed care organizations, workers' compensation insurers, traditional indemnity insurers, and Medicare. The Company uses the scientific, clinical, and patient-outcomes data on the safety and effectiveness of the SAFHS treatment to establish third-party reimbursement.

         Broaden Sales and Marketing Efforts. The Company has established a nationwide network of independent and direct sales representatives in the United States. At September 30, 1996, there were 32 people employed in the Company's direct sales organization and 28 independent sales agencies throughout the United States. A primary focus of the Company's marketing efforts is national and regional managed care organizations and insurance carriers, with coordinated marketing through the Company's sales force and reimbursement specialists. During 1996, the Company commenced marketing the SAFHS device in several European countries through its wholly owned German subsidiary using sales agents and independent distributors. In addition, in December 1995 the Company signed development agreements with Teijin Limited, a Japanese corporation, to market the SAFHS device in Japan, subject to Japanese regulatory approvals.

         Expand Technology Applications. The Company is seeking to expand the applications of its SAFHS treatment to other fractures. In 1995, the Company initiated pilot clinical trials in Europe for internally fixed fractures and leg-lengthening procedures. In 1996, the Company commenced pre-clinical studies in the United States for spine fusion and cartilage repair. The Company has also developed a mechanical-stress device that may prevent and treat osteoporosis, and commenced a pilot clinical trial for this device during 1996 in the United States.

         Establish Manufacturing Capability. During 1996, the Company established manufacturing capability at its facility in Piscataway, New Jersey, where the Company is currently refurbishing the SAFHS Model 2A. The Company believes that this manufacturing capability, together with its product engineering capability, will advance its product design and development efforts, provide better control over its costs, and reduce its dependence on its contract manufacturer.

Products and Products Under Development

         Exogen's products are focused on the non-invasive treatment of musculoskeletal injury and disease, and are based on the principle that bone growth is stimulated by mechanical force. The Company's proprietary mechanical-force technologies, including ultrasound and mechanical stress, deliver energy that promotes the growth, repair, and maintenance of bone.

Sonic Accelerated Fracture Healing System ("SAFHS")

         SAFHS Model 2A. SAFHS is a non-invasive device that delivers ultrasound energy to accelerate fracture healing through specifically programmed, low-intensity acoustic pressure waves. The SAFHS Model 2A is comprised of two electronic components. The main operating unit controls the treatment time and monitors the proper attachment and operation of the ultrasound transducer, and is plugged into a standard electrical outlet. The second component, the ultrasound transducer, delivers a specific, low-intensity ultrasound signal to the fracture site, and is powered by a limited-life battery designed to last for 120 treatments of 20 minutes each. To prevent electricity from traveling between the transducer and the main operating unit, the main operating unit and the transducer communicate through fiber optics. Once the SAFHS device has been prescribed for a patient, the physician cuts a window in the patient's cast and installs a plastic coupling fixture in the window. The transducer is locked into the fixture for treatment, and a protective cap is inserted in the fixture when the device is not being used.

         The SAFHS treatment was designed to maximize ease of use. Treatment requires use of the device only once daily for 20 minutes. The treatment period averages approximately three months for treatment of a tibia fracture and approximately six weeks for a distal radius fracture. The device is portable (weighing approximately four pounds) and may be used by the patient at home, in the workplace, or elsewhere. The patient coats the transducer head with an ultrasound-conducting coupling gel to facilitate transmission of the ultrasound signal, and locks the transducer into the coupling fixture set in the cast. The SAFHS Model 2A produces audible tones to notify the patient that the treatment has commenced or ended and alerts the patient in case of improper application or performance of the device. The device also contains a patient-compliance monitoring system that automatically records all treatment sessions and provides a detailed record, including date and time, of the patient's use of the device for monitoring by the physician and the Company. The list price of the SAFHS Model 2A is $2,950, regardless of the length of treatment.

         The prescribing  physician is responsible for submitting to the Company
(i) the prescription for the SAFHS device, (ii) a letter of medical necessity, and (iii) the required paperwork for submission of the claim to the applicable third-party payor. The device is shipped by the Company to the physician's office, either directly or through the Company's sales representatives. A Company sales representative is available at the physician's office, if necessary, to assist the physician in instructing the patient in the use of the SAFHS device. The documentation signed by the patient requires the return of the device at the end of the treatment period. The main operating unit may be serviced and reused; the transducer, however, is designed to be discarded and ceases to operate once the battery has been expended. Patients do not pay a refundable deposit for the device, and consequently, the Company expects that not all SAFHS devices will be returned by patients.

         The Company provides the SAFHS device for the duration of the treatment of the fracture, regardless of the length of treatment. The Company maintains a toll-free telephone number and provides 24-hour coverage to respond to inquiries from either patients or physicians. If necessary, replacement units and supplies are provided to the patient.

         SAFHS 2000(R). The Company has designed a second-generation SAFHS device, the SAFHS 2000, which is entirely battery operated and smaller and lighter than the SAFHS Model 2A for enhanced portability. The SAFHS 2000 utilizes the same ultrasound signal as the SAFHS Model 2A. The Company filed a PMA supplement for the SAFHS 2000 in December 1995. No assurance can be given that the PMA supplement will be granted by the FDA on a timely basis, or at all.

Mechanical-Stress Device

         The Company has developed a mechanical-stress device designed to inhibit bone loss and increase bone mass. The device delivers mechanical force to the bone similar to the SAFHS technology. The device induces low-intensity vibrational stress within the skeleton at frequencies similar to those generated by the muscles of the human body. The device consists of a resonating platform, on which the patient stands, that delivers mechanical stress to the weight-bearing skeleton.

         In preclinical studies conducted by the Company, the device has been shown to inhibit bone loss and enhance bone mass with treatments of less than 20 minutes per day. In a clinical study conducted by the Company in Europe, the Company has demonstrated that approximately 90% of the vibrational stress produced by this device reaches the hip and approximately 85% reaches the spine, the regions of the weight-bearing skeleton most susceptible to bone loss and resulting fractures. The Company commenced pilot clinical trials in the United States for its mechanical-stress device in 1996, and intends to submit to the FDA an IDE to commence pivotal clinical trials following completion of these pilot trials. No assurance can be given that the mechanical-stress device will prove to be safe and efficacious, that product development will ever be successfully completed, that a PMA, if applied for, will be granted by the FDA on a timely basis, or at all, that adequate levels of third-party reimbursement will be available, or that the mechanical-stress device will ever achieve commercial acceptance.

Results of SAFHS Clinical Trials

         The results of the SAFHS clinical trials, which were acquired by the Company from Interpore Orthopaedics, Inc. ("Interpore"), demonstrated the safety and efficacy of the SAFHS treatment, and the Company believes such results were critical to obtaining approval for the SAFHS Model 2A from the FDA for certain fracture indications. The PMA application for the SAFHS Model 2A was filed in July 1990 and received FDA approval in October 1994. The PMA application consisted of clinical data on 182 fractures in 179 patients at 21 clinical sites. Of these fractures, 97 were included in the tibia clinical trial and 85 were included in the distal radius trial. The SAFHS clinical trials were prospective, randomized, double-blind, and placebo-controlled. All patients were cast-immobilized, and all received treatment, commencing within seven days of fracture, using the SAFHS device or, in the case of the placebo group, an identical device with no ultrasound signal emission.

         The results of both studies showed that the average time to a healed fracture (as measured clinically and by x-ray) was accelerated in the SAFHS-treated group as compared with the placebo-treated group by approximately 38%. The SAFHS-treated tibia fractures healed in an average of 96 days, compared with an average of 154 days in the placebo-treated fractures. The SAFHS-treated distal radius fractures healed in 61 days on average, compared with 98 days on average for the placebo-treated fractures. In addition, healing was accelerated in all healing stages of the SAFHS-treated fracture in both types of bone. When the patients were categorized by age (30 years old or under and over 30 years in the tibia study, and 49 years old or under and over 49 years in the distal radius study), there was a significantly greater acceleration of healing in the older-patient populations. The older SAFHS-treated patients in the tibia study healed in an average of 102 days, compared with an average of 187 days in the placebo-treated patients, and the older SAFHS-treated patients in the distal radius study healed in an average of 62 days, compared with an average of 102 days in the placebo-treated patients.

         Typically the fracture site in distal radius fractures is significantly crushed. When the bone is restored to its normal length and anatomical position to be set in a cast for healing, there is often a gap in the crushed-bone area. The presence of this gap makes it difficult to maintain this restored position throughout the healing process, even though the arm is immobilized in a cast. During the healing process, the fractured bone end frequently shifts out of proper alignment, commonly resulting in physical deformity and compromised wrist function. The loss of alignment in patients with the SAFHS-treated distal radius fractures was on average approximately 60% less than that experienced by the placebo-treated fractures.

         The clinical results demonstrated that the SAFHS device produced a statistically significant and clinically meaningful acceleration of all stages of healing in fresh bone fractures of both the tibia (which is an example of cortical bone) and the distal radius (which is an example of cancellous bone) within the approved indications for SAFHS. No contraindications or side effects were identified in the clinical trials.

Sales and Marketing

         The Company's marketing strategy is to gain broad physician and third-party payor acceptance of the SAFHS device worldwide within the approved indications. A critical element of this strategy is to utilize the results of the SAFHS clinical trials to demonstrate the safety and efficacy of the SAFHS treatment to both physicians and third-party payors. The Company's marketing efforts are currently focused on orthopaedic surgeons in academic institutions and in community-based practices. Through its direct sales force and reimbursement specialists, the Company is working closely with orthopaedic surgeons and other physicians, including primary care physicians who represent third-party payors. Once a prescription is received by the Company from a physician, the SAFHS device is shipped by the Company to the physician's office, either directly or through the Company's sales representatives.

United States. The Company has established a direct sales organization of 32 people as of September 30, 1996, and has contracted with 28 independent sales agencies in the United States. The Company's direct sales efforts are focused on educating physicians and third-party payors in major metropolitan areas on the benefits of the SAFHS technology for its approved indications. The Company believes that these efforts will enable the Company's sales representatives to better achieve nationwide market penetration. A primary focus of the Company's marketing efforts is national and regional managed care organizations, with coordinated marketing through the Company's sales force and reimbursement specialists. The Company's Regional Business Directors manage the entire sales organization as well as the field reimbursement efforts.

International. The Company established a wholly owned German subsidiary in 1995, and in 1996 introduced the SAFHS device in Germany and Austria through its network of independent sales agents. In other European countries, primarily Holland, France, the Scandinavian countries, the United Kingdom, and Italy, the Company plans to select and train independent distributors and agents. The Company is sponsoring clinical trials in Europe to augment clinical data from the United States, with the goal of achieving acceptance by surgeons and governmental- and private-insurance payors in these markets. In December 1995, the Company announced that it had signed development agreements with Teijin

Limited, a Japanese corporation. The development agreements are for two of the Company's products, the SAFHS device and the mechanical-stress device. The SAFHS agreement provides for milestone payments to the Company for Teijin's development of the product for commercial launch in Japan. The Company will manufacture and supply SAFHS devices to Teijin for clinical trials and subsequent sales in Japan. Teijin will be responsible for complying with the regulatory requirements and for marketing and distributing the SAFHS device in Japan. The mechanical-stress agreement provides for milestone payments to the Company that will support, in part, the Company's clinical trials in the United States in exchange for a first option in favor of Teijin to negotiate a development and distribution agreement for this device for the Japanese market. No assurance can be given that the Company or its collaborators can successfully introduce the SAFHS device in Europe or Japan on terms acceptable to the Company, or at all. Future foreign sales, if any, will be subject to certain risks, including exchange rate fluctuations, international monetary conditions, tariffs, import licenses, trade policies, domestic and foreign tax policies, and foreign regulations.

Third-Party Reimbursement

         Prior to approving coverage for a new medical technology, most third-party payors require evidence that the technology is safe and effective, not experimental or investigational, and medically necessary and appropriate for the specific patient. Third-party payors typically require that the technology has received FDA approval or clearance for marketing. New technologies are often prescribed for off-label applications, for which reimbursement by third-party payors may not be available. Increasing numbers of third-party payors and managed care plans are beginning to require evidence that the technology is cost effective.

         In the United States, the Company has commenced a multi-level program to obtain coverage and reimbursement from third-party payors for the SAFHS device as a new treatment modality. (The SAFHS device is typically classified by third-party payors as Durable Medical Equipment.) Although the Company has not received broad approval from any reimbursement authority for payment of the SAFHS device, it has received approval from various third-party payors on a case-by-case basis. As of October 31, 1996, the Company has been paid by over 700 third-party payors including automobile insurers, workers' compensation insurers, health insurers including Blue Shield organizations, and several managed care and third-party administrator organizations. The Company believes that case-by-case approval will continue to be the predominant method of obtaining pre-authorization and reimbursement for the SAFHS device until national or regional reimbursement approvals are obtained. The Company is seeking to establish separate reimbursement codes for the SAFHS device with various payors in order to expedite reimbursement processing for the SAFHS device; however no assurance can be given that such codes will be assigned on a timely basis, or at all.

         Currently, the Health Care Financing Administration ("HCFA"), which administers the Medicare program, has a national coverage policy for electrical stimulation devices that initiate the healing of non-union fractures. Such devices are reimbursed under a fee schedule in which the range of allowable reimbursement is $2,800 to $2,950 per treatment regimen. In August 1996, HCFA's Technology Advisory Committee recommended that the SAFHS device not be covered under the Medicare program. The Company is continuing to pursue coverage for SAFHS by providing additional information to the HCFA staff. No assurance can be given that the Company can be successful in obtaining coverage for the SAFHS device under the Medicare program.

         During 1995, the Company submitted clinical information to the Technology Evaluation Center ("TEC") of the Blue Cross and Blue Shield Association ("BCBSA") requesting that the TEC evaluate the SAFHS therapy. The TEC program distributes the results of its evaluation to BCBSA member organizations and to third-party payors and others who purchase TEC assessments, and such evaluations are often used by payors in setting their own coverage and reimbursement policies. In August 1995, the TEC completed its review with a favorable assessment of the SAFHS therapy, and has disseminated this evaluation to its subscribers.

         In addition to Medicare and Blue Cross and Blue Shield, the Company's reimbursement specialists are focused on obtaining coverage and reimbursement from major national and regional managed care organizations and insurance carriers throughout the United States. Most of the third-party payor organizations independently evaluate new treatment modalities by reviewing the published literature and/or the Medicare coverage and reimbursement policy on the specific treatment modality. To assist the third-party payors in their respective evaluations of the SAFHS device, the Company provides scientific and clinical data that support the safety and effectiveness of the device.

         When a prescribing physician submits a prescription for the SAFHS device to the Company, he or she must also submit to the Company a letter of medical necessity and the required paperwork for submission of the claim to the applicable third-party payor. The Company ships the device to the physician, either directly or through the Company's sales representatives, generally only after obtaining prior reimbursement approval from the payor, when such precertification is available. The Company charges a flat fee for the use of the SAFHS device, regardless of the length of treatment. The Company's reimbursement personnel work closely with third-party payors on a case-by-case basis.

         The Company's international reimbursement plan varies by country. The Company uses clinical and reimbursement data from the United States to augment its international reimbursement efforts. Some countries may have more stringent reimbursement requirements than the United States. The Company currently has limited experience in obtaining reimbursement for its products in countries other than the United States.

         There can be no assurance that reimbursement for the Company's products will be available, or that future reimbursement policies of payors will not adversely affect the Company's ability to sell its products on a profitable basis, or at all. The United States Congress is currently considering various proposals to significantly reduce Medicare and Medicaid expenditures. The Company cannot predict which, if any, of these proposals will be enacted and if enacted, what effect, if any, they may have on the Company's business. Failure by the Company to obtain favorable coverage determinations or sufficient reimbursement from Medicare or from other third-party payors, or adverse changes in governmental and private third-party payors' policies toward reimbursement for the Company's products, would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Manufacturing

         The Company's SAFHS device is currently manufactured by a contract manufacturer. The agreement between the Company and the contract manufacturer is documented by specific purchase orders, effective to 1998, covering anticipated requirements. This contract manufacturer also performs certain design engineering for the Company. The FDA conducted a Good Manufacturing Practices ("GMP") inspection of this contract manufacturer's facility prior to PMA approval, and found it to be in compliance with GMP requirements. In connection with the PMA Supplement for the SAFHS 2000, the FDA inspected and approved the contract manufacturer's facilities to manufacture the Company's SAFHS 2000. Any failure by the contract manufacturer to maintain its manufacturing facility in accordance with GMP requirements could result in the inability of such contract manufacturer to manufacture the SAFHS device, and may limit the Company's ability to deliver the SAFHS device to physicians and patients, which would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

         To improve control and flexibility in product design, supply, and cost, the Company has developed in-house manufacturing capability. The Company began refurbishing the SAFHS Model 2A at its Piscataway, New Jersey facility in November 1995. In January 1996, the Company's facility successfully completed a GMP inspection by the FDA. In August 1996, the Company received ISO 9003
(International Organization of Standardization) Certification and CE Mark Certification for the Company's SAFHS Model 2A. The CE Mark signifies that Exogen conforms with the European Community Medical Device Directive. Prior to commencing in-house manufacture of the SAFHS 2000 for commercial use, the Company's facilities will require FDA determination of compliance with GMP requirements associated with the PMA Supplement for the SAFHS 2000. The Company believes that its Piscataway facility will have sufficient capacity to meet the Company's anticipated manufacturing needs for at least the next three years. There can be no assurance that the Company will be able to establish its manufacturing capability for the SAFHS 2000, obtain GMP approval, or make the transition to commercial manufacturing successfully or manufacture its products cost effectively, or at all.

         The manufacture of the SAFHS device involves an assembly process with a number of significant components. Each device is tested and released by the Company in accordance with FDA requirements. After commencing its own manufacturing operations, Exogen plans to fabricate certain components, while other components will continue to be purchased from various independent suppliers. Most purchased components are available from more than one vendor. However, certain components currently are and will continue to be manufactured by single-source vendors. For certain of these components, there are relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly. Although the Company is continually in the process of identifying primary and alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any supply interruption from single-source vendors would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Research and Development

         The Company's principal research and development program relates to the development and clinical trials of the Company's mechanical-stress device. Additionally, the Company has ongoing programs to develop new devices utilizing its SAFHS technology and to expand SAFHS applications to other fractures, lower-back spine fusion, and cartilage repair. No assurance can be given that the SAFHS treatment will prove to be safe and efficacious for other fractures, spine fusion, or cartilage repair or that any PMA, if applied for, will be granted by the FDA on a timely basis, or at all.

         The Company is evaluating the use of ultrasound in a variety of orthopaedic applications. The Company is providing SAFHS devices to physician investigators for preliminary clinical studies in the use of ultrasound for healing stress fractures, limb lengthening using an external fixation device, and healing internally fixed fractures. The Company is supporting preclinical studies on bony ingrowth into porous prostheses, the treatment of lower-back spine fusion, and cartilage repair. The Company also sponsors research relating to the basic science of ultrasound for both therapeutic as well as diagnostic use.

         As of November 30, 1996, the Company had eight employees engaged in research and development and regulatory affairs and 11 employees engaged in engineering. The Company's expenditures for research and development (which includes clinical trials, regulatory affairs, and engineering) were approximately $4.0 million, $2.5 million, and $1.4 million in fiscal 1996, 1995, and 1994, respectively.

Patents, Copyrights and Proprietary Information

         The Company's policy is to protect its proprietary position by, among other things, filing both United States and foreign patent applications to protect its owned and licensed technology, inventions, and improvements that are important to the development of its business. The Company holds title to six issued United States patents, one issued foreign (Canadian) patent, 10 pending United States patent applications, and corresponding Patent Cooperation Treaty ("PCT") and foreign patent applications relating to its SAFHS technology. The original United States ultrasound patent (the "Initial Patent") that is the basis of the SAFHS device was set to expire in 2002, but has been granted a five-year extension to 2007 based on the delays in marketing the invention caused by extensive regulatory review. The other currently issued United States patents relating to SAFHS technology are set to expire between 2008 and 2014.

         The Company is also the exclusive licensee of four issued United States patents, two issued foreign patents, and four pending foreign patents relating to the use and application of mechanical-stress technology. The currently issued United States patents relating to mechanical-stress technology are currently set to expire between 2010 and 2011. All of the patents and patent applications relating to mechanical-stress technology that the Company does not own are licensed exclusively to the Company worldwide until the later of (i) the expiration of the final patent licensed to the Company or (ii) March 2022. The license agreement generally provides for the payment of royalties on the sale of products utilizing the patented technology, and the Company's exclusive license may revert to a nonexclusive license if the Company fails to use good faith efforts to commercially exploit the patented technology.

         The Company intends to file or cause to be filed on its behalf additional United States, foreign, and international patent applications relating to new developments or improvements in SAFHS and mechanical-stress technology and to specific products it develops. While no assurance can be given that the patent applications owned by the Company will issue as patents, or that they will provide the Company with significant protection against competitive products or otherwise be commercially valuable, the Company is unaware of any facts that could preclude the grant of a patent from each of the pending patent applications. There can be no assurance that any issued patents owned by the Company will provide competitive advantages for the Company's products or will not be challenged or designed around by its competitors.

         The Company believes it owns or has the right to use all proprietary technology necessary to manufacture and market its products. Under current law, patent applications in the United States are maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period after filing. The right to a device patent in the United States is attributable to the first to invent the device, rather than the first to file a patent application, while in foreign countries, ownership of a patent is typically determined by priority of patent filing, not invention. Consequently, the Company cannot be certain that it was the first to invent certain technology covered by pending patent applications or that it was the first to file patent applications for such inventions. In addition, the patent positions of medical device companies, including the Company, are generally uncertain, partly because the positions involve complex legal and factual questions. Moreover, patent law relating to certain of the Company's fields of interest, particularly as to the scope of claims in issued patents, is still developing, and it is unclear how this uncertainty will affect the Company's patent rights.

         The Company has not received any notices alleging, and is not aware of, any infringement by the Company of any other entity's patents. However, because of the volume of patents issued and patent applications filed relating to medical devices, there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents and will obtain additional proprietary rights relating to materials or processes used or proposed to be used by the Company. Accordingly, there can be no assurance that the Company's products do not infringe any patents or proprietary rights of third parties.

         The Company also relies upon trade secrets, technical know-how, and continuing technological innovation to develop and maintain its competitive position. The Company typically requires its employees, consultants, and advisors to execute appropriate confidentiality agreements in connection with their employment, consultation, or advisory relationships with the Company. The Company also typically requires its employees, consultants, and certain advisors to agree to disclose and assign to the Company all inventions conceived of on Company time, using Company property or that relate to the Company's business. There can be no assurance, however, that the foregoing agreements will effectively prevent disclosure of the Company's confidential information or provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

         The Company also holds rights to copyrights on text and on software developed by or for itself for use in its SAFHS device. The Company intends to file copyright registrations for such software. There can be no assurance that any copyrights owned by the Company will provide competitive advantages for the Company's products or will not be challenged or circumvented by its competitors.

         The Company's owned and licensed patents and copyrights and its products may, in the future, be subject to litigation regarding patent and other intellectual property rights. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each of such patents or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. The Company's failure to obtain these licenses or to redesign its products would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows. In addition, litigation may be necessary to defend against claims of infringement, to enforce patents and copyrights issued or licensed to the Company, or to protect trade secrets, and could require significant diversion of management's attention and the expenditure of financial resources, which could have a material adverse effect on the Company.

Government Regulation

         The Company's existing products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and require the approval of a PMA by the FDA prior to commercialization. Noncompliance with applicable requirements can result in failure of the government to grant pre-market approval for devices, withdrawal of the PMA, total or partial suspension of production, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution.

         In the United States, medical devices are classified into three classes (I, II, or III) on the basis of the controls necessary to reasonably assure their safety and effectiveness. The Company's existing products are classified as Class III devices, the class subject to the highest level of regulation by the FDA. In addition to the general control requirements of the FDC Act (including registration, labeling, pre-market notification, and adherence to GMP), the Company's products are also subject to pre-market approval.

         Before a new Class III device can be introduced into the market, the manufacturer must obtain FDA clearance through a PMA application. The less burdensome 510(k) pre-market notification process has not been, and is not expected to be, available for any of the Company's products. Accordingly, the Company has had to obtain, and expects to apply for, PMAs and PMA supplements for its future products.

         A PMA application must be supported by extensive data, including preclinical and clinical trial data, to demonstrate the safety and efficacy of the device for the indicated uses specified in the PMA application. If human clinical trials of a device are required and the device presents a "significant risk," the manufacturer or the distributor of the device must file an IDE and have an approved application prior to commencing human clinical trials.

         The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites with a specified maximum number of patients, as approved by the FDA. Sponsors of clinical trials are permitted to sell those devices distributed in the course of study as long as compensation does not exceed recovery of the costs of manufacturing, researching, developing, and handling.

         Upon receipt of the PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will "file" the application. An FDA review of a PMA application generally takes between two to three years from the date the PMA application is filed, but may take significantly longer. The review time is often significantly extended by requests from the FDA for more information or clarification of information already provided in the submission. During the review period, an advisory committee, including clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's GMP requirements prior to approval of a PMA application.

         The PMA process can be expensive, lengthy, and uncertain. There can be no assurance that the Company will be able to obtain necessary regulatory approvals. The loss of previously received approvals, or failure to comply with existing or future regulatory requirements, would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

         The PMA application for use of the SAFHS Model 2A to treat certain fresh fractures of the tibia and distal radius was filed in July 1990, and the FDA's approval for commercial marketing by the Company was issued in October 1994. The promotion by the Company of the SAFHS Model 2A to treat fractures not covered by the initial PMA will require the submission of PMA supplements or new PMA applications. PMA supplements often require submission of the same type of information as in a PMA application, except that the supplement is limited to information intended to support any changes from the product covered by the original PMA and to support the treatment of new clinical indications, and may not require the submission of as extensive clinical data or the convening of any advisory committees. In addition, PMA supplements must be submitted to the FDA before making any change that may affect the safety or effectiveness of the device. These changes can include changes in device design, composition, specifications, circuitry, software, or energy source. The Company has made certain nonperformance-related changes to the SAFHS Model 2A since the device was approved by the FDA. Although the Company believes such changes do not require the filing of a PMA supplement and prior approval by the FDA, there can be no assurance that the FDA will not require the Company to file a PMA supplement, which would result in additional costs and delays in marketing the device. A PMA supplement must also be submitted when unanticipated adverse effects, increases in the incidence of anticipated adverse effects, or device failures necessitate a label, manufacture, or device modification. The Company filed a PMA supplement for its SAFHS 2000 in December 1995. The Company will also be required to file a PMA application for its mechanical-stress device, if and when development is completed. No assurance can be given that any supplements will be filed or approved, or that new PMAs will be granted on a timely basis, or at all. Delays in receipt or failure to receive such approvals would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

         Any products manufactured or distributed by the Company pursuant to an approved PMA are subject to pervasive and continuous regulation by the FDA including record-keeping requirements, reporting of adverse experience with the use of the device, post-market surveillance, post-market registry, and other actions as deemed necessary by the FDA. Product labeling and promoting activities are subject to scrutiny by the FDA and, in certain instances, by the

Federal Trade Commission. Products may be promoted by the Company and any of its distributors only for the products' approved indications. There can be no assurance that the Company will not become subject to FDA actions as a result of physicians' prescribing the SAFHS device for off-label uses. The Company has been notified by the FDA that its labeling of the SAFHS device must be modified to reflect the types of fractures treated in the SAFHS clinical trials, consistent with the Company's physician instruction manual. Consequently, all documents pertaining to the SAFHS device now include the following statement:
"All fractures in both clinical studies were treated with SAFHS therapy within seven days of fracture." No assurance can be given that this or other modifications to the labeling in the future will not adversely affect the Company's ability to market, sell, or be reimbursed for the SAFHS device.

         Product approvals may be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The FDC Act requires the Company's products be manufactured in registered establishments and in accordance with GMP regulations. The Company's SAFHS device is currently manufactured by a contract manufacturer. The contract manufacturer's facility has been inspected by the FDA and is currently the only facility approved for the production of the SAFHS device. Any failure by the contract manufacturer to maintain its manufacturing facility in accordance with FDA GMP requirements could result in the inability of such contract manufacturer to manufacture the SAFHS device and may limit the Company's ability to deliver the SAFHS device to physicians and patients, which would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

         The Company also is subject to numerous federal, state, and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon the Company's business, financial condition, results of operations, and cash flows.

         Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Export sales of investigational devices that have not received FDA marketing clearance generally are subject to FDA export permit requirements. To obtain such a permit, the Company must provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located, stating that the sale of the device is not a violation of that country's medical device laws, and must demonstrate to the FDA that export is not contrary to public health. No assurance can be given that such foreign regulatory approvals will be granted on a timely basis, or at all.

         During 1996, the Company received regulatory approval of the SAFHS Model 2A in Germany. Under German law, medical devices must have a "GS" mark affixed to the product labeling. The GS mark, which the Company received in December 1995, denotes that the product meets certain safety standards. In 1996, the Company also received the "CE" (Medical Device Directive) mark for the SAFHS Model 2A. The CE mark is recognized by countries that are members of the

European Union and the European Free Trade Association, and effective June 1998, will be required to be affixed to all medical devices sold in the European Union. No assurance can be given that any products that the Company might develop or commercialize will obtain the CE mark, or will be able to obtain any other required regulatory clearance or approval on a timely basis, or at all.

Competition

         The medical device industry is characterized by intense competition. Many of the Company's existing and potential competitors have substantially greater financial, marketing, sales, distribution, and technical resources than the Company and more experience in research and development, clinical trials, regulatory matters, manufacturing, and marketing. In addition, most of these companies have established third-party reimbursement for their products. Furthermore, the medical device industry is characterized by rapid product development and technological change. The Company's products could be rendered obsolete or uneconomical by technological advances by one or more of the Company's competitors or by other therapies such as drugs to treat conditions addressed by the Company's products. The Company's business, financial condition, results of operations, and cash flows will depend upon its ability to remain competitive with other developers of such medical devices and therapies.

         The SAFHS device competes with non-invasive bone growth electrical stimulation devices and with various surgical treatments. The Company's mechanical-stress device to prevent bone loss related to osteoporosis, if developed and marketed, will compete with drug therapies and exercise regimens. Four companies currently market electrical stimulation devices for the treatment of non-union fractures. The Company believes at least one of these companies is conducting clinical trials for the use of electrical stimulation for the treatment of fresh fractures. In addition, other companies are developing a variety of products and technologies to be used in the treatment of fractures and osteoporosis, including growth factors, bone graft substitutes, and exercise/physical therapy equipment. There can be no assurance that competitors will not develop products that are superior to the Company's products, achieve greater market acceptance, or render the Company's technology and products obsolete or noncompetitive. As a result, the Company's long-term viability may depend on whether it can continue to develop new products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

Product Liability and Insurance

         The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its product is alleged to have resulted in adverse effects. The Company maintains product liability insurance with coverage of $3.0 million per occurrence and an annual aggregate maximum of $3.0 million. In addition, the Company maintains umbrella liability insurance, including product liability coverage, of $5.0 million per occurrence and an annual aggregate maximum of $5.0 million. There can be no assurance that liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially acceptable terms, or at all. Consequently, product liability claims could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Employees

         As of November 30, 1996, the Company had 102 employees, consisting of 37 in sales and marketing, 11 in engineering, 20 in finance and administration, seven in quality assurance, 10 in reimbursement and customer service, eight in research and development and regulatory affairs, and nine in manufacturing and shipping. The Company believes that the success of its business depends, in part, on its ability to attract and retain qualified personnel. None of the Company's employees is covered by a collective bargaining agreement. Exogen believes that it maintains good relations with its employees.


Item 2.  Properties

         The Company leases an approximately 36,000 square foot facility in Piscataway, New Jersey. This facility contains approximately 12,000 square feet of manufacturing space and 24,000 square feet devoted to research and development, marketing, and administration. This facility is leased through October 2001, and the Company has an option for a five-year renewal term. Exogen believes this facility is adequate to meet its anticipated real estate requirements for the next three years.


Item 3.  Legal  Proceedings

         On April 4, 1995, a former consultant to Interpore, the company from which Exogen purchased certain SAFHS ultrasound assets, filed a complaint against Interpore and Exogen in the United States District Court for the Southern District of New York, claiming the right, pursuant to the terms of a consulting agreement between such consultant and the predecessor company to Interpore, to certain royalties, not exceeding 1.25% of the net revenues generated from the sale of SAFHS devices. On June 5, 1995, Exogen answered the complaint, denied that it has any liability to the consultant, and asserted a number of specific defenses. On the same day, Interpore did the same, and also asserted cross-claims against Exogen, claiming that any royalties found to be due to the consultant should be paid by Exogen and that Exogen should be liable for Interpore's attorneys' fees and other costs incurred in the litigation. On July 7, 1995, Exogen answered Interpore's cross-claims, denied that it has any liability to the consultant or to Interpore, asserted a number of specific defenses to Interpore's claims, and asserted cross-claims against Interpore that any royalties found to be due to the consultant should be paid by Interpore and that Interpore be liable for Exogen's attorneys' fees and other costs incurred in the litigation. All parties are currently engaged in the discovery process. The Company does not believe that the claims against it have merit, and is vigorously defending this action. There can be no assurance, however, that the consultant's claims will not be upheld.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 4a.  Executive Officers of the Registrant

         The executive officers of the Company are as follows:


                       Name                           Age                       Position
                       ----                           ---                       --------
John P. Ryaby.......................................   62    Chairman of the Board of Directors and Vice President of
                                                             Research and Development and Regulatory Affairs
Patrick A. McBrayer.................................   45    Chief Executive Officer, President, and Director
John Bohan..........................................   48    Vice President of Sales and Marketing
Richard H. Reisner..................................   53    Vice President, Chief Financial Officer, and Secretary
Roger J. Talish.....................................   54    Vice President of Operations
---------

         John P. Ryaby, a founder of the Company, has been a Director of the Company since March 1992 and Chairman of the Board of Directors since February 1994. Mr. Ryaby served as President and Chief Executive Officer of the Company from March 1992 until his resignation from such offices in February 1994, and currently serves as the Vice President of Research and Development and Regulatory Affairs. Mr. Ryaby served from late 1989 until 1992 as the President and Chief Operating Officer of Interpore, a division of Interpore International, Inc., a physical and biological research company. Mr. Ryaby was a founder, and from 1975 to 1982 was President and Chief Operating Officer, of Electro-Biology, Inc. ("EBI"), a company involved in bone-growth electrical-stimulation technology, and was responsible for obtaining regulatory approval of EBI's PMA in 1979 and for establishing EBI's direct sales force.

         Patrick A. McBrayer was named Chief Executive Officer, President, and a Director of the Company in February 1994. Prior to joining the Company, Mr. McBrayer served in various executive positions from 1987 to February 1994 at Osteotech, Inc., including President and Chief Executive Officer. While at Osteotech, Inc., a company that develops and markets biologic, biomaterial, and implant systems for musculoskeletal surgery, Mr. McBrayer guided the company's transition from its inception to a public entity. From 1979 through 1986, he served in a variety of positions of increasing responsibility with Johnson & Johnson, Inc., including Marketing Manager of the Patient Care Division, where he built a significant business in surgical products.

         John Bohan joined the Company in February 1994 as Vice President of Sales and Marketing. Prior to joining the Company, Mr. Bohan held various positions from 1972 to 1994 at Johnson & Johnson, Inc., including Vice President of Marketing and Sales for Johnson & Johnson Medical, Inc., and for Ethicon, Inc. Most recently, he served as Vice President of Sales and Marketing and as a member of the Board of Directors of Johnson & Johnson Advanced Materials Company.

         Richard H. Reisner, a founder of the Company, has served as its Vice President and Chief Financial Officer since September 1992. From 1991 to 1992, Mr. Reisner was Vice President and Chief Financial Officer of Cirrus Diagnostics Inc. ("Cirrus"), a company that developed a system for the automation of diagnostic immunoassay and chemistry testing, and was directly involved with the acquisition of Cirrus by Diagnostic Products Corporation in May 1992. From 1990 to 1991, Mr. Reisner was the Corporate Controller for Datascope Corp., a manufacturer of medical instruments. From 1988 to 1990, Mr. Reisner was President and Chief Executive Officer of Pain Suppression Labs, Inc., a manufacturer of electrical stimulation devices to suppress chronic headache pain. From 1979 to 1988, Mr. Reisner was Vice President of Finance and Administration of EBI, and was responsible for establishing third-party reimbursement for EBI's bone-growth electrical-stimulation devices.

         Roger J. Talish, a founder of the Company, has served as Vice President of Operations for the Company since March 1992. From 1989 to 1992, Mr. Talish was Vice President of Operations at Interpore, and from 1985 to 1989 held the same position at Meditron, Inc. From 1978 to 1985, Mr. Talish held various engineering management positions at EBI, including Director of Research and Product Engineering.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock has been quoted on the Nasdaq National Market under the trading symbol "EXGN" since the Company commenced public trading on July 20, 1995. Prior to that date, there was no public market for the Company's Common Stock.

         The following table sets forth the high and low selling price for the Company's Common Stock for the fiscal quarter ended September 30, 1995 and the four quarters of fiscal 1996, based on transaction data as reported by the Nasdaq National Market.

                Fiscal years ended
            September 30, 1995 and 1996           High             Low
            ---------------------------           ----             ---
            1995

            Fourth quarter
                (commencing July 20, 1995)..     $16.00            $11.00

            1996

            First quarter...................     $20.75            $12.75
            Second quarter..................     $25.75            $11.75
            Third quarter...................     $14.00            $ 7.25
            Fourth quarter..................     $ 9.50            $ 3.00


         On December 19, 1996, the last reported sale price for the Company's Common Stock as reported by the Nasdaq National Market was $3.75 per share.

         As of December 19, 1996 there were approximately 190 holders of record of the Common Stock. This number excludes individual stockholders holding stock under nominee security position listings.

         The Company has not declared or paid any cash dividends since its inception, and does not intend to pay any cash dividends in the foreseeable future.

The Stockholder Rights Plan

         Effective December 6, 1996, pursuant to a Preferred Shares Rights Agreement (the "Rights Agreement") between the Company and Registrar and Transfer Company, as Rights Agent (the "Rights Agent"), the Company's Board of Directors declared a dividend of one right (a "Right") to purchase one one-hundredth share of the Company's Series A Participating Preferred Stock ("Series A Preferred") for each outstanding share of Common Stock of the Company. The dividend is payable on December 19, 1996 (the "Record Date") to stockholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred at an exercise price of $30.00 (the "Purchase Price"), subject to adjustment in the event the Company declares a dividend on the Common Stock payable in Common Stock, subdivides the number of outstanding shares of Common Stock into a larger number of such shares, or combines the number of outstanding shares of Common Stock into a smaller number of such shares, among other circumstances. In addition, under certain circumstances described more fully in the Rights Agreement, the Rights may become exercisable for a number of shares of Common Stock having a value equal to two times the Purchase Price.

         The Rights approved by the Board of Directors are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company in a manner or on terms not approved by the Board of Directors. Takeover attempts frequently include coercive tactics to deprive the Company's Board of Directors and its stockholders of any effective opportunity to determine the Company's future.

         A copy of the Rights Agreement is attached as Exhibit 99.1 to this Form 10-K, and is incorporated herein by reference.

Item 6.  Selected Financial Data

         Set forth below is the selected consolidated financial data for the Company for the three fiscal years ended September 30, 1996. The following data should be read in conjunction with the Company's financial statements, related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    SELECTED CONSOLIDATED FINANCIAL DATA
                                   (in thousands, except per share data)

                                                                        For the years ended September 30,
                                                                        ----------------------------------
                                                                            1996        1995         1994
                                                                            ----        ----         ----
Statement of Operations Data:
Revenues:
    Product sales ...................................................   $  5,777     $  1,852       $   --
    Revenues from development agreements ............................      1,100           --           --
                                                                        --------     --------       ------
        Total revenues ..............................................      6,877        1,852           --
                                                                        --------     --------       ------
Operating costs and expenses:
    Cost of product sales ...........................................      3,661        1,128           --
    Research and development ........................................      3,988        2,545        1,432
    Selling, general, and administrative ............................     11,030        5,775        1,782
                                                                        --------     --------       ------
        Total operating costs and expenses ..........................     18,679        9,448        3,214
                                                                        --------     --------       ------
    Operating loss ..................................................    (11,802)      (7,596)      (3,214)

Other income (expense):
    Interest income (expense), net ..................................      1,438          604         (185)
    Other expense, net ..............................................       (224)         (59)          (2)
                                                                        --------     --------       ------
        Total other income (expense) ................................      1,214          545         (187)
                                                                        --------     --------       ------
    Net loss........................................................    $(10,588)    $ (7,051)    $ (3,401)
                                                                        ========     ========     ========

Net loss per share..................................................   $   (1.07)
                                                                       =========
Weighted average shares outstanding .................................      9,875

Pro forma net loss per share ........................................                $  (0.93)    $  (0.48)
                                                                                     ========     ========
Pro forma weighted average shares outstanding .......................                   7,574        7,020


                                                                                           September 30,
                                                                            ------------------------------------------
                                                                               1996             1995              1994
                                                                               ----             ----              ----
Balance Sheet Data:
Cash and cash equivalents and short- and long-term
    investments.....................................................        $19,534         $ 31,061            $  640
Working capital.....................................................         17,235           30,054               301
Total assets........................................................         25,511           34,886             1,773
Redeemable Preferred Stock..........................................              -                -             6,002
Total stockholders' equity (deficit)................................         23,077           33,342            (5,487)



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Annual Report on Form 10-K contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions, and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below under "Business Considerations" as well as those discussed in other filings made by the Company with the Securities and Exchange Commission.

Results of Operations

Fiscal Year ended September 30, 1996 compared with Fiscal Year ended September 30, 1995

         The Company's product sales are generated entirely from sales of the Company's Sonic Accelerated Fracture Healing System ("SAFHS") Model 2A device. For fiscal 1996, product sales were $5.8 million as compared with $1.9 million for fiscal 1995, which was the period in which the Company first recorded sales. International product sales were 14% of total product sales in fiscal 1996; there were no international product sales in fiscal 1995.

         In fiscal 1996, the Company recorded revenues of $1.1 million related to development agreements with Teijin Limited, a Japanese corporation. No such revenues were reported for fiscal 1995. These development agreements cover two of the Company's technologies: (a) the SAFHS device and (b) the mechanical-stress device under development. The SAFHS agreement provides for milestone payments to the Company for Teijin's development of the product for launch in Japan. The Company will manufacture and supply SAFHS devices to Teijin for clinical trials and subsequent sales in Japan. Teijin will be responsible for complying with the regulatory requirements and marketing and distributing the SAFHS device in Japan. The mechanical-stress agreement provides for milestone payments to the Company that will support, in part, the Company's clinical trials in the United States in exchange for a first option in favor of Teijin to negotiate a development and distribution agreement for this device for the Japanese market.

         Cost of product sales was $3.7 million for fiscal 1996, compared with $1.1 million for fiscal 1995. Included in cost of sales were royalties, the cost of manufacture of the SAFHS device by outside sources, and the in-house cost of refurbishment and quality assurance activities. Excluding revenues related to development agreements, gross profit for 1996 was $2.1 million (or 37% as a percentage of product sales), compared with $724,000 (or 39%) for 1995. This $1.4 million increase (or 192%) in gross profit was principally due to the increase in product volume, while the decrease in gross profit percentage was due primarily to higher warranty costs.

         Research and development expenses in fiscal 1996 increased to $4.0 million from $2.5 million in fiscal 1995. The increase of $1.4 million (or 57%) was primarily the result of increased staff, additional research projects, expanded efforts in designing and building the mechanical-stress device, and extensive analyses of clinical data associated with the SAFHS therapy.

         Selling, general, and administrative expenses in fiscal 1996 increased to $11.0 million from $5.8 million in fiscal 1995. Of the $5.3 million (or 91%) increase, $3.2 million was due to sales and marketing efforts in the United States, including expansion of the direct sales force and related commissions on sales. The remaining $2.1 million increase was primarily due to expanded activities of the Company's subsidiary in Germany; increased domestic expenses, including rent, utilities, and depreciation; and legal fees associated with litigation and patent matters.

         Net interest income in fiscal 1996 increased to $1.4 million from $604,000 in fiscal 1995, principally due to a full year's interest earned on the proceeds from the Company's Initial Public Offering in July 1995. Other expense, net for fiscal 1996 increased to $224,000 from $59,000 for fiscal 1995, principally due to the settlement of a legal action by the Company in the second quarter 1996.

         The Company incurred net losses of $10.6 million, or $1.07 per share (per share data based upon weighted average shares outstanding, which exclude options because they are antidilutive), in fiscal 1996 compared with $7.1 million, or $0.93 per share (per share data based upon pro forma weighted average shares outstanding), in fiscal 1995. The increase of $3.5 million (or 47%) in net loss was caused principally by the factors discussed above.

Fiscal Year ended September 30, 1995 compared with Fiscal Year ended September 30, 1994

         Product sales in fiscal 1995 were $1.9 million due to the Company's commencement of commercial distribution of its initial SAFHS device, SAFHS Model 2A, in October 1994. Cost of product sales of $1.1 million in fiscal 1995 principally resulted from the cost of manufacture of the SAFHS device by outside sources as well as the cost of inspection of the manufactured product. Also included in cost of sales were royalties and costs related to the establishment of in-house manufacturing and ancillary operations. Gross profit for 1995 was $724,000, or 39% as a percentage of revenues. There were no revenues or associated cost of product sales in fiscal 1994.

         Research and development expenses in fiscal 1995 increased to $2.5 million from $1.4 million in fiscal 1994. The increase of $1.1 million (or 78%) was primarily the result of expenditures associated with the development of the SAFHS 2000 (a second-generation model of the SAFHS Model 2A device); expanded efforts in designing and building the mechanical-stress device; increased staff; and the cost of SAFHS devices shipped in connection with certain clinical prescriptions for which reimbursement is currently not available.

         Selling, general, and administrative expenses in fiscal 1995 increased to $5.8 million from $1.8 million in fiscal 1994. Of the $4.0 million (or 224%) increase, $2.2 million was due to sales and marketing efforts in the commercial introduction of the SAFHS Model 2A, including hiring and training a direct sales force. The remainder of the $4.0 million increase was primarily due to increased expenses, including rent, utilities, and depreciation, of the Company's new facilities in Piscataway, New Jersey; increased legal fees related to patent work and litigation; expansion of the administrative staff and increased reimbursement activities; and the establishment of a subsidiary in Germany.

         Net interest income in fiscal 1995 increased to $604,000 from $185,000 of net interest expense in fiscal 1994, principally due to interest earned on the proceeds from the Series B Preferred Stock financing in November 1994 and interest earned in the fourth quarter of fiscal 1995 on proceeds from the Company's Initial Public Offering in July 1995.

         The Company incurred net losses of $7.1 million, or $0.93 per share, and $3.4 million, or $0.48 per share, in fiscal 1995 and 1994, respectively (per share data based upon pro forma weighted average shares outstanding). The increase of $3.7 million (or 107%) in net loss was caused principally by the factors discussed above.

Liquidity and Capital Resources

         Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $23.2 million at September 30, 1996. Until July 1995, the Company had funded its operations primarily through the private placement of equity securities aggregating $17.6 million. On July 25, 1995, the Company completed its Initial Public Offering of 2,500,000 shares of Common Stock at a purchase price of $11.00 per share, for aggregate net proceeds of approximately $24.7 million. On August 15, 1995, the underwriters of the Initial Public Offering purchased an additional 375,000 shares of Common Stock, pursuant to the over-allotment option, for aggregate net proceeds of approximately $3.8 million.

         In fiscal 1996, the Company used net cash of $11.6 million for operating activities, primarily for continued commercial marketing of the SAFHS Model 2A; an increased level of research and development expenditures; and a net increase of $1.3 million in working capital items. The Company's capital expenditures in 1996 were $411,000. The Company estimates that equipment and furnishings to expand in-house manufacturing and administrative support activities will require capital expenditures of approximately $800,000 during each of the next two years.

         The Company plans to finance its capital needs principally from existing capital resources, which the Company believes will be sufficient to fund its operations into fiscal 1998. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Business Considerations

Limited Operating History

         The Company has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, obtaining FDA approval for its SAFHS device, developing the Company's initial sales and marketing organization, supervising the manufacture of the SAFHS device by a contract manufacturer, and commencing sales of its SAFHS device domestically and internationally. The Company was formed for the purpose of acquiring the SAFHS technology and related clinical data, as well as the mechanical-stress technology. The Company has limited direct clinical trial experience. The Company received approval of its PMA application for and began marketing its SAFHS device in October 1994, and therefore has limited experience in marketing and selling its products in commercial quantities. The Company had no previous direct manufacturing experience prior to commencing in-house refurbishing of its SAFHS device in fiscal 1996. Whether the Company can successfully manage the transition to a larger-scale commercial enterprise will depend, in part, upon further developing its distribution network; successfully developing its manufacturing capability; and strengthening its financial and management systems, procedures, and controls. Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Uncertainty of Market Potential and Market Acceptance

         The Company's SAFHS device has been approved by the FDA to treat closed, cast-immobilized, fresh fractures of the tibia and distal radius within approved indications. The market potential of the Company's SAFHS device depends on the acceptance by the medical community of the use of ultrasound technology as a safe and effective method of treating fresh fractures and the use of the Company's SAFHS device by physicians for treatment of these fractures. The SAFHS device is based upon new technology that had not been used previously to treat bone fractures. In addition, the proper placement of the device at the fracture site is important for the proper delivery of the therapy, and acceptance of the therapy will depend, in part, on whether the Company can continue to instruct physicians and patients in the proper use of the device. There can be no assurance that physicians will prescribe treatment using the SAFHS device. In addition, use of the SAFHS device depends significantly on the availability and extent of third-party reimbursement, increased awareness of the effectiveness of the SAFHS technology, and focused sales efforts by the Company. Electrical stimulation devices, the only other non-invasive devices commercially available for the treatment of bone fractures, have gained only limited physician acceptance to date. Failure of the Company's SAFHS device to achieve market acceptance would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Dependence on Third-Party Reimbursement

         The Company has not secured general reimbursement approval for its SAFHS device from any large third-party payor, and to date has received reimbursement approval from third-party payors only on a case-by-case basis. Successful sales of SAFHS devices in the United States and other markets depend on the availability of adequate reimbursement from third-party payors such as managed care organizations, workers' compensation insurers, private insurance plans, and government entities. There is significant uncertainty concerning third-party reimbursement for the use of any medical device incorporating new technology, such as the SAFHS device. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that the use of the SAFHS device is safe and effective, not experimental or investigational, medically necessary, appropriate for the specific patient, and cost-effective. In addition, devices incorporating a new technology are often prescribed by physicians for indications other than those approved by the FDA (off-label). Reimbursement for such off-label uses may not be available or permitted by government regulations. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process that requires the Company to provide scientific and clinical support for the use of the SAFHS device to each payor separately. There can be no assurance that third-party reimbursement will be consistently available for the SAFHS device or any of the Company's other products that may be developed or that such third-party reimbursement will be adequate. The United States Congress is currently considering various proposals to significantly reduce Medicare and Medicaid expenditures. Such proposals, if enacted, could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows. Currently, the SAFHS device is not covered under the Medicare program. In addition, third-party payors are increasingly limiting reimbursement coverage for medical devices, and in many instances have put pressure on medical suppliers to lower their prices. The Company currently has limited experience in obtaining reimbursement for its products in countries other than the United States. Lack of or inadequate reimbursement by governmental and other third-party payors for the Company's products would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

History of Losses; Profitability Uncertain; Fluctuations in Operating Results

         The Company has incurred substantial losses since inception and, as of September 30, 1996, had an accumulated deficit of approximately $23.2 million. Such losses have resulted principally from expenses associated with obtaining FDA approval for the Company's SAFHS device, engineering and developing the SAFHS and mechanical-stress devices, and establishing and expanding the sales and marketing organization in the United States and in Europe. The Company expects to generate substantial additional losses in the future primarily attributable to development of, and clinical trials for, the mechanical-stress device, clinical trials for expanded indications of the SAFHS technology, the continued expansion of domestic and international sales and marketing activities, and the expansion of manufacturing capability. In addition, the Company expects its operating expenses to increase significantly over the next several years due to increased costs of research and development, primarily in connection with the mechanical-stress device and clinical trials for expanded applications of the SAFHS technology, expansion of direct sales and marketing activities, increase of in-house manufacturing capability, and expansion of administrative functions. Results of operations may fluctuate significantly from quarter to quarter based on such factors, and will also depend upon reimbursement by third-party payors, new product introductions by the Company or its competitors, timing of regulatory actions, expenditures incurred in the research and development of new products, and the mix of product sales between the United States and abroad. The Company's future revenues and profitability are critically dependent on whether it can successfully market and sell its SAFHS device. There can be no assurance that significant revenues or profitability will ever be achieved.

Dependence on Principal Product

         All of the Company's product revenues to date have been derived from sales of its SAFHS device. The SAFHS device is expected to continue to account for substantially all of the Company's revenues for the foreseeable future. The Company's long-term success will depend in part on the successful commercialization of the SAFHS device for its approved indications, the development and regulatory approval of SAFHS devices to treat additional indications, and the acceptance of the SAFHS treatment by the medical community and third-party payors. Failure to gain market acceptance for the SAFHS device or to obtain adequate reimbursement coverage, among other factors, would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Limited Sales and Marketing Experience

         The Company began marketing the SAFHS device in the United States in October 1994. Because of limited market awareness of SAFHS therapy, the sales effort is a lengthy process, requiring the Company to educate physicians and third-party payors regarding the clinical benefits and cost-effectiveness of the SAFHS technology, to assist patients in the reimbursement process, and to provide product support to patients. The Company uses a combination of direct sales representatives and a network of independent sales representatives to market and distribute its products. Independent sales representatives typically market orthopaedic and other devices for a variety of manufacturers. These representatives do not have prior experience in the sale or use of devices to accelerate fresh fracture healing. There can be no assurance that these independent sales representatives will commit the necessary resources to market the SAFHS device effectively or that the Company's direct sales staff will succeed in its efforts to promote the SAFHS technology to physicians and third-party payors.

         The Company markets the SAFHS device in several European countries through independent distributors and sales agents, and has recorded sales in Germany and Austria. The Company also will collaborate with marketing partners in the Pacific Rim to assist with regulatory requirements and to market and distribute the Company's products. The Company has entered into one such agreement covering Japan with Teijin Limited, a Japanese corporation. Each of the foreign markets in which the Company sells, or plans to sell, its products has its own regulatory requirements and approvals, and the distribution, price, and market structure to be established by the Company might vary from country to country. No assurance can be given that the Company can successfully market the SAFHS device in Europe or that it can secure additional marketing partners in the Pacific Rim on terms acceptable to the Company, or at all.

         The Company's marketing success in the United States and abroad will depend on whether it can gain further regulatory approvals, successfully demonstrate the cost-effectiveness of its products, further develop direct sales capability to augment its existing distribution network, and establish arrangements with distributors and marketing partners. Failure by the Company to successfully market its products domestically and internationally would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Risks Associated with International Operations

         The Company established a subsidiary in Germany during fiscal 1995 as part of its strategy to introduce the SAFHS device in Europe, and commenced commercial distribution of the device in certain European countries during fiscal 1996. International product sales were 14% of total product sales in fiscal 1996, and such revenues are expected to continue to represent an increasing percentage of total revenues. The Company believes that its profitability and continued growth will require expansion of sales in foreign markets, and so it intends to continue to expand its operations outside the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance that the Company will be able to achieve market acceptance of its products in international markets or maintain or increase international market demand for its products.

         The Company's international product sales are denominated in foreign currencies. Management can give no assurances that changes in currency and exchange rates will not materially affect the Company's revenues, costs, cash flows, and business practices and plans. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, extended accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurances that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition, results of operations, and cash flows.

Dependence on Single Sources of Manufacture and Supply

         The  Company's  SAFHS  device is currently  manufactured  by a contract manufacturer. The purchase orders between the Company and the contract manufacturer requires the Company to purchase a minimum number of SAFHS devices from the contract manufacturer for the term of the agreement, effective to 1998. The contract manufacturer's facility has been inspected by the FDA and is currently the only facility approved for the production of the SAFHS device under the FDA's Good Manufacturing Practices ("GMP") requirements. Any failure by the contract manufacturer to maintain its manufacturing facility in accordance with GMP requirements could result in the inability of such contract manufacturer to manufacture the SAFHS device and may limit the Company's ability to deliver the SAFHS device to physicians or patients, which would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

         Several components incorporated in the SAFHS device currently are, and will continue to be, manufactured by single-source vendors. For certain of these components, there are relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly. Any supply interruption from single-source vendors would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

No Manufacturing Experience

         The Company has developed in-house refurbishing capability for the SAFHS device, and is developing in-house manufacturing capability, although the Company intends to continue to use its current manufacturer as the primary supplier of its products for the foreseeable future. Before manufacturing the SAFHS devices for commercial use, the Company's facility will require FDA determination of compliance with GMP requirements. There can be no assurance that the Company will be able to establish manufacturing capability, obtain GMP approval, make the transition to commercial manufacturing successfully, or manufacture its products cost-effectively, or at all.

Intense Competition and Risks Associated with Rapid Technological Change

         The medical device industry is characterized by intense competition. Many of the Company's existing and potential competitors have substantially greater financial, marketing, sales, distribution, and technical resources than the Company and more experience in research and development, clinical trials, regulatory matters, manufacturing, and marketing. In addition, most of these companies have established third-party reimbursement for their products. Furthermore, the medical device industry is characterized by rapid product development and technological change. The Company's products could be rendered obsolete or uneconomical by technological advances by one or more of the Company's competitors or by other therapies such as drugs to treat conditions addressed by the Company's products. The Company's business, financial condition, results of operations, and cash flows will depend upon whether the Company can compete effectively with other developers of such medical devices and therapies.

         The SAFHS device competes with non-invasive bone-growth electrical-stimulation devices and with various surgical treatments. The Company's mechanical-stress device to prevent bone loss related to osteoporosis, if developed and marketed, will compete with drug therapies and exercise regimens. There can be no assurance that such device will ever be developed, approved by the FDA, or become commercially available. Four companies currently market electrical-stimulation devices for the treatment of non-union fractures (fractures that remain unhealed after nine months). The Company believes that at least one of these companies is conducting clinical trials for the use of electrical stimulation for the treatment of fresh fractures. In addition, other companies are developing a variety of products and technologies to be used in the treatment of fractures and osteoporosis, including growth factors, bone-graft substitutes, and exercise/physical therapy equipment. There can be no assurance that competitors will not develop products that are superior to the Company's products, achieve greater market acceptance, or render the Company's technology and products obsolete or noncompetitive. As a result, the Company's long-term viability may depend on whether it can continue to develop new products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

Extensive Government Regulation

         The manufacture and sale of medical devices is subject to extensive government regulation in the United States and in other countries. The process of obtaining FDA and other required regulatory approvals can be time-consuming, expensive, and uncertain, frequently requiring several years from commencing clinical trials to receiving regulatory approval. For example, the process of conducting clinical trials and obtaining the PMA for the SAFHS Model 2A took nine years. The Company will be required to file PMA supplements for new indications for its SAFHS technology. In addition, if modifications to its SAFHS Model 2A affect safety or efficacy, a PMA supplement must be filed and approved by the FDA. These supplements may not be accepted by the FDA, in which case the Company would be required to undertake and complete the entire PMA process in order to use the SAFHS Model 2A to treat those additional indications or commercialize a modified device. Furthermore, there can be no assurance that the Company will obtain any such approvals on a timely basis, or at all, which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows. The Company has made certain nonperformance-related changes to the SAFHS Model 2A since the device was approved by the FDA. There can be no assurance that the FDA will not require the Company to file a PMA supplement, which would result in additional costs and delays in marketing the device. The Company filed a PMA supplement for its SAFHS 2000 in December 1995. The Company will also be required to file a PMA application for its mechanical stress device, if and when development is completed. No assurance can be given that such application will be made, and if made, that a PMA will be granted on a timely basis, or at all. In order for the Company to market the SAFHS device or any future products in foreign jurisdictions, it will be required to seek regulatory approvals in those jurisdictions. No assurance can be given that the Company can obtain required regulatory approvals in foreign countries on a timely basis, or at all.

         Regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the promotion by the Company and any of its distributors of approved medical devices for off-label uses. There can be no assurance that the Company will not become subject to FDA actions as a result of physicians' prescribing the SAFHS device for off-label uses. In addition, product approvals may be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The Company is required to adhere to FDA regulations setting forth GMP requirements relating to tests, control, and documentation. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. Failure to comply with applicable United States and international regulatory requirements can result in failure of the relevant government agency to grant pre-market approval for devices, withdrawal of approval, total or partial suspension of production, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could prevent the Company from obtaining, or affect the timing of, future regulatory approvals or clearances.

         There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances in the United States, Europe, the Pacific Rim, or elsewhere on a timely basis, or at all. Delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Limited Protection of Patents, Copyrights and Proprietary Rights; Risk of Patent Infringement

         The  Company  relies  on  a  combination  of  patents,  trade  secrets, copyrights, and confidentiality agreements to protect its proprietary technology, rights, and know-how. No assurance can be given that the Company's patent applications will issue as patents or that any issued patents owned by the Company will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by competitors. Under current law, patent applications in the United States are maintained in secrecy until patents are issued, and patent applications in foreign countries are maintained in secrecy for a period after filing. The right to a device patent in the United States is attributable to the first to invent the device, not the first to file a patent application. Accordingly, the Company cannot be sure that its products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that its products do not infringe any patents or proprietary rights of third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from selling its products or could be required to obtain licenses from the owners of such patents or be required to redesign its products to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company, or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. The Company's failure to obtain these licenses or to redesign its products would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows. The Company also relies on trade secrets and proprietary information, and enters into confidentiality agreements with its employees, consultants, and advisors.  There  can be no  assurance  that the  obligations  to  maintain  the confidentiality of such trade secrets and proprietary information will effectively prevent disclosure of the Company's confidential information or provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure, or that the Company's trade secrets or proprietary information will not be independently developed by the Company's competitors. The Company also holds rights to copyrights on text and on software developed by or for it for use in its SAFHS device. There can be no assurance that any copyrights owned by the Company will provide competitive advantages for the Company's products or will not be challenged or circumvented by its competitors. Litigation may be necessary to defend against claims of infringement, to enforce patents and copyrights issued or licensed to the Company, or to protect trade secrets, and could result in substantial cost to, and diversion of effort by, the Company. There can be no assurance that the Company would prevail in any such litigation.

Uncertainty of New Product Development

         The Company plans to seek FDA approval to commence clinical trials in the near future to expand the approved indications for the SAFHS technology to include other fractures, spine fusion, and cartilage repair. In addition, the Company has developed a mechanical-stress device to prevent bone loss related to osteoporosis. The Company has commenced a pilot clinical trial in the United States, and anticipates that it will be required to undertake additional development activities and human clinical trials before seeking regulatory approval for this device. There can be no assurance that the mechanical-stress device will prove to be safe and efficacious, that product development will ever be successfully completed, that a PMA, if applied for, will be granted by the FDA on a timely basis, or at all, that adequate levels of third-party reimbursement will be available, or that the mechanical-stress device will ever achieve commercial acceptance. The Company's inability to show efficacy in additional applications of its SAFHS technology, to successfully develop the mechanical stress device, or to achieve market acceptance of such new applications and products would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Royalty Payment Obligations; Potential Loss of Exclusive License

         The Company is required to pay a royalty on any net revenues from sales of the mechanical-stress device, if such device is successfully developed. In the event that the Company does not commercially exploit the underlying technology as required by the license agreement for such technology, the Company will forfeit its exclusive license to the mechanical-stress technology. There can be no assurance that the Company will commercially exploit such technology within the meaning of such license, and forfeiture of such exclusive license could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Product Liability and Insurance

         The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects. There can be no assurance that liability claims will not exceed the coverage limits of the Company's insurance policies or that such insurance will continue to be available on commercially reasonable terms, or at all. Consequently, product liability claims could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Reliance on Key Personnel

         The Company's success depends to a significant extent upon a number of key management and technical personnel. The loss of the services of one or more key employees could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows. The Company also believes that its future success will depend in large part on whether it can attract and retain highly skilled technical, management, sales and marketing, and reimbursement personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company's failure to attract, hire, and retain these personnel would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Possible Volatility of Stock Price

         The trading price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, announcements of technological innovations or new products by the Company or its competitors, changes in earning estimates by analysts, general conditions in the medical device industry, and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to that of the Company and that have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

Certain Anti-Takeover Provisions

         The Company's Second Amended and Restated Certificate of Incorporation grants the Board of Directors the authority to issue up to 3,000,000 shares of preferred stock of the Company, $0.0001 par value per share (the "Preferred Stock"), in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. Effective December 6, 1996, pursuant to the Rights Agreement, the Company's Board of Directors declared a dividend of one Right to purchase, under certain circumstances, one one-hundredth share of the Company's Series A Preferred Stock for each outstanding share of Common Stock of the Company. Although the Company has no present plans to issue any additional shares of Preferred Stock, it may do so in the future. See Part II, Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters--The Stockholder Rights Plan," and the copy of the Rights Agreement attached as Exhibit 99.1 to this Form 10-K for more information relating to the Stockholder Rights Plan.

         The Company's By-Laws specify procedures for director nominations by stockholders and the submission of other proposals for consideration at stockholder meetings. Certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer, or proxy contest involving the Company, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The possible issuance of Preferred Stock (including pursuant to the Rights Plan), the procedures required for director nominations and stockholder proposals, and Delaware law could have the effect of delaying, deferring, or preventing a change in control of the Company, including without limitation, discouraging a proxy contest, making more difficult the acquisition of a substantial block of the Company's Common Stock, or limiting the price that investors might be willing to pay in the future for shares of the Company's Common Stock.


Item 8.  Financial Statements and Supplementary Data

         The information in response to this item is set forth in the Consolidated Financial Statements beginning on page F-3 of this report on Form 10-K.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         Certain information in response to this item is incorporated herein by reference to "Election of Directors" in Exogen, Inc.'s Definitive Proxy Statement dated on or about January 8, 1997 to be filed with the Securities and Exchange Commission ("SEC") and to "Executive Officers" in Part I of this Form 10-K. Information on compliance with section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to "Compliance with Reporting Requirements" in the Company's Proxy Statement dated on or about January 8, 1997.


Item 11.  Executive Compensation

         Information in response to this item is incorporated herein by reference to "Executive Compensation and Other Information" in the Company's Definitive Proxy Statement dated on or about January 8, 1997 to be filed with the SEC.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement dated on or about January 8, 1997 to be filed with the SEC.


Item 13.   Certain Relationships and Related Transactions

         Information in response to this item is incorporated herein by reference to "Certain Transactions" in the Company's Definitive Proxy Statement dated on or about January 8, 1997 to be filed with the SEC.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Documents filed as a part of this Form 10-K:

          (1) Financial Statements. The following Consolidated Financial Statements of Exogen, Inc. and report of independent public accountants relating thereto are filed with this report on Form 10-K:

                         Consolidated Balance Sheets as of September 30, 1996 and 1995

                         Consolidated Statements of Operations for the years ended September 30, 1996, 1995, and 1994

                         Consolidated Statement of Changes in Stockholders' Equity for the years ended September 30, 1996, 1995, and 1994

                         Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995, and 1994

                         Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules. Schedule II--Valuation and Qualifying Accounts for the years ended September 30, 1996 and 1995. Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or notes thereto.

         (3)       Exhibits.

                      3.1     Second   Amended  and  Restated   Certificate   of
                              Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the third quarter ending June 30, 1995.
                      3.2 Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.3 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
                      4.1 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company.
                      10.1 Amended and Restated Investors' Rights Agreement dated as of November 14, 1994 among the Company, the investors listed on Schedule A thereto, and the individuals listed on Schedule B thereto. Incorporated by reference to Exhibit 10.1 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).

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

                      10.13   License Agreement dated March 26, 1992 between AEI
                              and  Drs.   McLeod  and  Rubin.   Incorporated  by
                              reference to Exhibit 10.14 to the  Company's  Form
                              S-1  Registration   Statement   (Registration  No.
                              33-92740).
                      10.14   SAFHS  Agreement  dated  November 30, 1995 between
                              the Company and Teijin Limited.
                      10.15+  Mechanical-Stress  Agreement  dated  November  30,
                              1995 between the Company and Teijin Limited.
                      11.1*   Statement regarding  Calculation of Shares Used in
                              Computing Net Loss Per Share.
                      21.1    List of Subsidiary.
                      23.1*   Consent of Arthur Andersen LLP.
                      27*     Financial Data Schedule.
                      99.1*   Preferred Shares Rights Agreement,  dated December
                              6, 1996, between the Company and Registrar and Transfer Company, including the Certificate of Determination, the Form of Rights Certificate, and the summary of Rights attached thereto as Exhibits
                              A, B, and C, respectively.

                              * Filed herewith.
                              + Confidential treatment granted.

(b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXOGEN, INC.


By:   /s/ Patrick A. McBrayer                                  December 20, 1996
      -----------------------
      Patrick A. McBrayer
      Chief Executive Officer, President, and Director




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                                 Date
          ---------                                                 ----

By:   /s/ John P. Ryaby                                        December 20, 1996
      -----------------
      John P. Ryaby
      Chairman of the Board and Vice President of
      Research and Development and Regulatory Affairs


By:   /s/ Patrick A. McBrayer                                  December 20, 1996
      -----------------------
      Patrick A. McBrayer
      Chief Executive Officer, President, and Director
      (Principal Executive Officer)


By:   /s/ Richard H. Reisner                                   December 20, 1996
      ----------------------
      Richard H. Reisner
      Vice President, Chief Financial Officer, and Secretary
      (Principal Financial and Accounting Officer)


By:   /s/ Buzz Benson                                          December 20, 1996
      ---------------
      Buzz Benson
      Director


By:   /s/ Donald J. Lothrop                                    December 20, 1996
      ---------------------
      Donald J. Lothrop
      Director

By:   /s/ David J. Ottensmeyer                                 December 20, 1996
      ------------------------
      David J. Ottensmeyer
      Director

By:   /s/ Terry J. Sullivan                                    December 20, 1996
      ---------------------
      Terry J. Sullivan
      Director

By:   /s/ Terence D. Wall                                      December 20, 1996
      -------------------
      Terence D. Wall
      Director

                                  EXOGEN, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES


1. FINANCIAL STATEMENTS

           Report of Independent Public Accountants

           Consolidated Balance Sheets as of September 30, 1996 and 1995

           Consolidated Statements of Operations for the years ended
                September 30, 1996, 1995, and 1994

           Consolidated Statement of Changes in Stockholders' Equity for the years ended September 30, 1996, 1995, and 1994

           Consolidated Statements of Cash Flows for the years ended
                September 30, 1996, 1995, and 1994

           Notes to Consolidated Financial Statements


2. FINANCIAL STATEMENT SCHEDULES

           Schedule II--Valuation and Qualifying Accounts for the years ended September 30, 1996 and 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Exogen, Inc.:

         We have audited the accompanying consolidated balance sheets of Exogen, Inc. (a Delaware corporation) and subsidiary as of September 30, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exogen, Inc. and subsidiary as of September 30, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                       /s/ARTHUR ANDERSEN LLP
                                                       ----------------------
                                                          Arthur Andersen LLP



New York, New York
November 13, 1996 (except for Note 15, as to which the date is December 6, 1996)

                                        EXOGEN, INC.

                                 CONSOLIDATED BALANCE SHEETS
                              (in thousands, except share data)


                                                                          September 30,
                                                                    -----------------------
                                                                        1996           1995
                                                                    --------       --------
                    ASSETS
Current assets:
    Cash and cash equivalents ................................      $  8,115       $ 22,176
    Short-term investments ...................................         6,824          6,704
    Accounts receivable, net of allowances of $346 and $198 in
         1996 and 1995, respectively .........................         2,943            871
    Inventories ..............................................         1,239          1,553
    Interest receivable ......................................           202             44
    Other current assets .....................................           344            234
                                                                    --------       --------
                 Total current assets ........................        19,667         31,582
Furniture, fixtures and equipment, net .......................           979            888
Long-term investments ........................................         4,595          2,181
Other assets .................................................           270            235
                                                                    --------       --------
                 Total assets ................................      $ 25,511       $ 34,886
                                                                    ========       ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .........................................      $    685       $    523
    Accrued liabilities ......................................         1,625            990
    Capital lease obligations ................................            15             15
    Other current liabilities ................................           107           --
                                                                    --------       --------
                 Total current liabilities ...................         2,432          1,528
Capital lease obligations ....................................             2             16

Commitments and contingencies (Note 11)

Stockholders' equity:
    Preferred Stock, $0.0001 par value; 3,000,000 shares
         authorized in 1996 and 1995; no shares issued or
         outstanding .........................................          --             --
    Common Stock, $0.0001 par value; 27,000,000 shares
         authorized in 1996 and 1995; 9,909,192 shares issued
         and outstanding in 1996 and 9,850,259 shares issued
         and outstanding in 1995 .............................             1              1
    Additional paid-in capital ...............................        46,272         45,938
    Cumulative translation adjustment ........................           (22)           (11)
    Accumulated deficit ......................................       (23,174)       (12,586)
                                                                    --------       --------
                 Total stockholders' equity ..................        23,077         33,342
                                                                    --------       --------
                 Total liabilities and stockholders' equity ..      $ 25,511       $ 34,886
                                                                    ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                       EXOGEN, INC.

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)


                                                      For the years ended September 30,

                                                       1996           1995           1994
                                                   --------       --------       --------
Revenues:
     Product sales ..........................      $  5,777       $  1,852       $   --
     Revenues from development agreements ...         1,100           --             --
                                                   --------       --------       --------
          Total revenues ....................         6,877          1,852           --
                                                   --------       --------       --------

Operating costs and expenses:
     Cost of product sales ..................         3,661          1,128           --
     Research and development ...............         3,988          2,545          1,432
     Selling, general, and administrative ...        11,030          5,775          1,782
                                                   --------       --------       --------
           Total operating costs and expenses        18,679          9,448          3,214
                                                   --------       --------       --------

     Operating loss .........................       (11,802)        (7,596)        (3,214)

Other income (expense):
     Interest income (expense), net .........         1,438            604           (185)
     Other expense, net .....................          (224)           (59)            (2)
                                                   --------       --------       --------
           Total other income (expense) .....         1,214            545           (187)
                                                   --------       --------       --------

     Net loss ...............................      $(10,588)      $ (7,051)      $ (3,401)
                                                   ========       ========       ========

Net loss per share ..........................      $  (1.07)
                                                   ========

Weighted average shares outstanding .........         9,875

Pro forma net loss per share ................                     $  (0.93)      $  (0.48)
                                                                  ========       ========

Pro forma weighted average shares outstanding                        7,574          7,020


The accompanying notes are an integral part of these consolidated financial statements.

                                                            EXOGEN, INC.

                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                       For the Years Ended September 30, 1996, 1995, and 1994
                                                           (in thousands)

                                                                           Additional      Cumulative
                                                      Common Stock           Paid-in       Translation      Accumulated
                                                  Shares       Amount        Capital       Adjustment        Deficit          Total
                                                  ------       ------        -------       ----------        -------          -----
Balance, October 1, 1993 ..............            925       $   --         $      4       $   --          $ (2,079)       $ (2,075)

   Amortization of Preferred
      Stock issuance costs ............           --             --             --             --               (20)            (20)
   Issuance of Common Stock ...........            460           --                9           --              --                 9
   Net loss ...........................           --             --             --             --            (3,401)         (3,401)
                                                 -----       ------         --------       ------          --------        --------

Balance, September 30,1994 ............          1,385           --               13           --            (5,500)         (5,487)

   Amortization of Preferred
      Stock issuance costs ............           --             --             --             --               (35)            (35)
   Issuance of Common Stock ...........          2,875           --           28,509           --              --            28,509
   Conversion of Preferred
      Stock to Common Stock ...........          5,590            1           17,416           --              --            17,417
   Translation adjustment .............           --             --             --            (11)             --               (11)
   Net loss ...........................           --             --             --             --            (7,051)         (7,051)
                                                 -----       ------         --------       ------          --------        --------

Balance, September 30, 1995 ...........          9,850            1           45,938          (11)          (12,586)         33,342

   Issuance of Common Stock ...........             39           --              245           --              --               245
   Exercise of stock options ..........             20           --               37           --              --                37
   Amortization of
      nonemployee stock
      option compensation .............           --             --               52           --              --                52
   Translation adjustment .............           --             --             --            (11)             --               (11)
   Net loss ...........................           --             --             --             --           (10,588)        (10,588)
                                                 -----       ------         --------       ------          --------        --------

Balance, September 30, 1996 ...........          9,909       $    1         $ 46,272       $  (22)         $(23,174)       $ 23,077
                                                 =====       ======         ========       ======          ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                                              EXOGEN, INC.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands)

                                                                     For the years ended September 30,
                                                                   ------------------------------------
                                                                      1996           1995         1994
                                                                   --------      --------      --------
Cash flows from operating activities:
     Net loss ................................................     $(10,588)      $(7,051)     $ (3,401)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization ......................          330           186            57
          Amortization of net discount on short- and long-term
               investments ...................................         (196)          (75)         --
          Amortization of nonemployee stock
               option compensation ...........................           52          --            --
          Other adjustments ..................................           14            47            37
     Decrease (increase) in assets:
          Accounts receivable ................................       (2,081)         (871)         --
          Interest receivable ................................         (158)          (44)         --
          Inventories ........................................          311          (738)         (780)
          Other current assets ...............................         (131)         (148)          (30)
          Other assets .......................................          (46)         (188)          (11)
     Increase (decrease) in liabilities:
          Accounts payable ...................................          162            80           373
          Accrued liabilities ................................          637           577           364
          Notes payable ......................................         --            (380)         (250)
          Other current liabilities ..........................          107          --            --
                                                                   --------      --------      --------
               Net cash used in operating activities .........      (11,587)       (8,605)       (3,641)
                                                                   --------      --------      --------

Cash flows from investing activities:
     Purchase of short- and long-term investments ............      (20,868)      (16,310)         --
     Proceeds from sale of short- and long-term
       investments ...........................................       18,532         7,500          --
     Purchase of furniture, fixtures and equipment ...........         (411)         (916)         (129)
     Other investing activities ..............................            4            (4)            3
                                                                   --------      --------      --------
               Net cash used in investing activities .........       (2,743)       (9,730)         (126)
                                                                   --------      --------      --------

Cash flows from financing activities:
     Proceeds from Preferred Stock issuances, net of
       issuance expenses, and bridge financing ...............         --          11,379         4,224
     Proceeds from exercise of stock options .................           37          --            --
     Proceeds from sale of Common Stock, net of
       issuance expenses .....................................          245        28,508             9
     Principal payments under capital leases .................          (14)          (13)           (6)
                                                                   --------      --------      --------
               Net cash provided by financing activities .....          268        39,874         4,227
                                                                   --------      --------      --------

                                              EXOGEN, INC.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands)
                                              (continued)

                                                                     For the years ended September 30,
                                                                   ------------------------------------
                                                                      1996           1995         1994
                                                                   --------      --------      --------

Effect of exchange rate changes on cash and cash
   equivalents ...............................................            1            (3)         --
                                                                   --------      --------      --------

Net (decrease) increase in cash and cash equivalents .........      (14,061)       21,536           460
Cash and cash equivalents, beginning of year .................       22,176           640           180
                                                                   --------      --------      --------
Cash and cash equivalents, end of year .......................     $  8,115      $ 22,176      $    640
                                                                   ========      ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                                  EXOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business

         Exogen, Inc ("Exogen" or the "Company"), incorporated in New York in January 1992 and reincorporated in Delaware in February 1993, designs, develops, manufactures, and markets medical devices for the non-invasive treatment of musculoskeletal injury and disease. The Company commenced operations in March 1993.

         In fiscal 1993 and 1994, the Company's activities consisted of acquiring certain assets related to the Sonic Accelerated Fracture Healing System ("SAFHS") ultrasound technology (see Note 2), completing the Pre-Market Approval ("PMA") requirements of the United States Food and Drug Administration ("FDA") relating to the SAFHS device, and establishing an internal organizational structure. On October 5, 1994, the Company received a PMA from the FDA to commercially distribute the Company's SAFHS device. The majority of primary payors for significantly all the Company's sales are third-party insurers. Changes in economic or other conditions could affect the ability of these third-party payors to meet their obligations.

         In fiscal 1995, the Company commenced commercial distribution of the SAFHS device in the United States, continued to expand the internal organizational structure, increased research and development activities, and established a wholly owned German subsidiary. In fiscal 1996, the Company further strengthened its domestic sales and marketing infrastructure, continued its research and development activities of the SAFHS device and other technologies, and commenced commercial distribution of the SAFHS device in certain European countries. The Company's product sales are generated entirely from sales of the SAFHS device, and therefore, the Company is subject to the risks associated with a single product.


2.   Acquisition of Ultrasound Technology and Patent

         On March 1, 1993, the Company purchased certain assets related to the SAFHS ultrasound technology from Interpore Orthopaedics, Inc. ("Interpore") under the terms of an asset purchase agreement (the "Asset Purchase Agreement"). Concurrently, the Company acquired a license to the initial ultrasound United States patent for bone healing (the "Initial Patent") under an agreement dated March 1, 1993 (the "License Agreement").

         Under the terms of the Asset Purchase Agreement, the Company was obligated to pay $600,000 for those rights, with $100,000 paid at closing and the balance evidenced by a noninterest-bearing note (discounted at 9.0% per annum). The Company prepaid $120,000 of the note. The balance of this note, which was due within 10 days after receipt of the Company's PMA for its SAFHS device, was paid in October 1994. Under the terms of the Asset Purchase Agreement, the Company is also obligated to make royalty payments to Interpore based upon net revenues from sales of devices covered by the Initial Patent.

                                  EXOGEN, INC.

         Under the terms of the License Agreement, the Company was obligated to pay $475,000 to the patent holder. The Company paid $225,000 on the date of the agreement. The remaining $250,000 was payable, together with interest at the rate of 9% per annum, in various amounts over a 19-month period, which ended October 1, 1994. On September 30, 1994, the Company made the final payment under the terms of this agreement. Accordingly, the Company was assigned the subject patent and the assignment was duly filed with the United States Patent and Trademark Office.

         The Company expensed the SAFHS ultrasound technology and the initial patent on the date acquired in fiscal 1993.


3.   Significant Accounting Policies

     Consolidated Financial Statements

         The consolidated financial statements include the accounts of Exogen, Inc. and its wholly owned subsidiary. These statements are prepared from records maintained in the country in which the enterprise is located. All intercompany transactions and balances are eliminated in consolidation.

         The Company established a German subsidiary, Exogen (Europe) GmbH, in May 1995, and the subsidiary received final incorporation status in August 1995. The subsidiary began distributing the SAFHS device in Europe in fiscal 1996.

     Translation of Foreign Currency

         All assets and liabilities of the Company's foreign operations are translated to U.S. dollars at year-end exchange rates, while the income statement is translated at average exchange rates in effect during the year, and any adjustments are recorded as a component of stockholders' equity.

     Revenue Recognition and Cost of Sales

         Upon shipment of the SAFHS device, the Company records revenue net of allowances for returns, bad debt, and amounts that the Company believes a respective third-party payor might deduct from the price of the SAFHS device.

         When revenue is recognized, the related costs are classified as cost of sales. The cost of devices shipped in connection with certain clinical prescriptions for which reimbursement is currently not available is recorded either as sales and marketing expense or as research and development expense.

         Royalties on product revenues are included in cost of sales.

                                  EXOGEN, INC.

     Cash and Cash Equivalents and Investments

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash, cash equivalents, and investments consist of the following (in thousands):

                                                                September 30,
                                                           ---------------------
                                                              1996          1995
                                                           -------       -------
Cash and cash equivalents
     Cash ..........................................       $   145       $   111
     Money markets .................................           917        10,020
     Commercial paper ..............................         7,053        12,045
                                                           -------       -------
                                                             8,115        22,176
Short-term investments
     Commercial paper ..............................          --           4,027
     U. S. Agency notes ............................         2,171          --
     Certificates of deposit .......................          --           1,700
     Corporate bonds ...............................         2,955          --
     Bank notes ....................................         1,502           977
     Other .........................................           196          --
                                                           -------       -------
                                                             6,824         6,704
Long-term investments
     Bank notes ....................................          --             990
     U. S. Agency notes ............................         2,017          --
     Corporate bonds ...............................         2,578         1,191
                                                           -------       -------
                                                             4,595         2,181

Total cash, cash equivalents, and investments.......       $19,534       $31,061
                                                           =======       =======

         In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement requires the classification of debt and equity securities based on whether the securities will be held to maturity, are considered trading securities, or are available for sale. Classification within these categories may require the securities to be reported at their fair market value with unrealized gains and losses included either in current earnings or reported as a separate component of stockholders' equity. As of September 30, 1996 and 1995, all short-term and long-term investments have been classified as held to maturity. These investments are stated at amortized cost, which approximates market, and consist of certificates of deposit, commercial paper, U.S. Agency notes, and corporate bonds. The maturities of long-term investments range from October 1997 to September 1998.

                                  EXOGEN, INC.

   Accounts Receivable

         Accounts receivable is recorded net of accumulated allowances for returns, bad debt, and amounts that the Company believes a respective third-party payor might deduct from the price of the SAFHS device (see also "Revenue Recognition and Cost of Sales" discussed above). Management is of the opinion that there is no significant concentration of credit risk in accounts receivable.

   Inventories

         Inventories are stated at the lower of cost or market on a first-in, first-out basis.

   Furniture, Fixtures and Equipment

         Furniture, fixtures and equipment are recorded at cost. Depreciation is computed using the straight-line method over the related assets' estimated useful lives, which range from two to five years. Leasehold improvements are recorded at cost, and are amortized using the straight-line method over the useful life of the asset or the lease term, whichever is shorter.

   Patent Costs

         Costs incurred relating to developing patents are expensed as incurred.

   Income Taxes

         Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires accounting for deferred income taxes under the asset and liability method. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

   Net Loss Per Common Share

         For the year ended September 30, 1996, net loss per share is determined using the weighted average number of shares of Common Stock outstanding during the period presented. The weighted average shares outstanding is based upon Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings per Share." Options have been excluded because they are antidilutive.

                                  EXOGEN, INC.

         For the year ended September 30, 1995, pro forma net loss per share is determined using the weighted average number of shares of Common Stock outstanding during the period presented. The weighted average shares outstanding is based upon (i) APB 15 for the periods after March 31, 1995 and (ii) Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB 83") for the period October 1994 through March 1995, which includes Preferred Stock as outstanding for the entire year and options issued during the 12 months preceding the Initial Public Offering at prices below the Initial Public Offering price as outstanding through March 31, 1995.

         For the year ended September 30, 1994, pro forma net loss per share is determined using the weighted average number of shares of Common Stock outstanding during the period presented. Pursuant to SAB 83, the Series B Preferred Stock and options issued during the 12 months preceding the Initial Public Offering (see Note 4) at prices below the Initial Public Offering price have been included in the Company's loss per share computation for the period presented as if the shares were converted into Common Stock at the beginning of that period, even though they were antidilutive. The Series A Preferred Stock is included for the period presented as if the shares were converted into Common Stock at the beginning of that period. Options issued prior to the 12 months preceding the Initial Public Offering are excluded as they are antidilutive.

         Historical loss per share data for fiscal 1995 and 1994 have not been presented as such information is not meaningful.

   Stock Options

         Accounting  for stock  options  issued  to  employees  and  nonemployee directors is based upon the "intrinsic value" method set forth in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accounting for stock options issued to nonemployees prior to December 16, 1995 is also based upon APB 25. Accounting for stock options issued to nonemployees (excluding nonemployee directors) after December 15, 1995 is based upon the "fair value" method set forth in Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." See "Recent Pronouncements" below for a further discussion of SFAS 123.

   Management's Use of Significant Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, the accounts receivable and revenue of the Company have been reduced by an estimated reserve for returns, disallowed amounts, and bad debts. Actual results could differ from those estimates. Also, the Company's inventory consists primarily of high-technology finished goods subject to management's estimates as to the need of reserves for obsolescence.

                                  EXOGEN, INC.

   Recent Pronouncements

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is effective for the Company's 1997 financial statements. SFAS 121 requires that long-lived assets and certain identifiable intangible assets held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets might not be recoverable. The Company has determined that, as of September 30, 1996, no assets covered by SFAS 121 have been impaired.

         In October 1995, the Financial Accounting Standards Board issued SFAS 123, which is effective for the Company's 1997 financial statements. SFAS 123 allows companies to account for stock-based compensation to employees under either (i) the new provisions of SFAS 123 or (ii) the provisions of APB 25 with pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. At this time, the Company intends to continue accounting for its stock-based compensation to employees in accordance with the provisions of APB 25.

         In accounting for options issued to nonemployees, the implementation of SFAS 123 did not materially impact the financial position or results of operations of the Company, and had no effect on its cash flows.

   Reclassification

         Certain prior year amounts have been reclassified to conform with the current year's presentation.


4.   Initial Public Offering

         On July 25, 1995, the Company completed its Initial Public Offering ("IPO") of 2,500,000 shares of Common Stock at a purchase price of $11.00 per share, for aggregate net proceeds of approximately $24.7 million. On August 15, 1995, the underwriters of the IPO purchased an additional 375,000 shares of Common Stock, pursuant to the over-allotment option, for aggregate net proceeds of approximately $3.8 million.

                                  EXOGEN, INC.

5.   Geographic Segment Information

         The Company began operations outside the United States by establishing a German subsidiary, Exogen (Europe) GmbH, in May 1995. For 1996 and 1995, net revenues, operating loss, and identifiable assets pertaining to the geographic areas in which the Company operates are as follows (in thousands):

                                                              September 30,
                                                     ---------------------------
                                                         1996              1995
                                                         ----              ----
Net revenues:
     United States .........................         $  7,284          $  2,035
     Europe ................................              787              --
     Intercompany eliminations .............           (1,194)             (183)
Operating loss:
     United States .........................           10,813             7,366
     Europe ................................              919               230
     Intercompany eliminations .............               70              --
Identifiable assets:
     United States .........................           24,449            34,813
     Europe ................................            1,062                73

         Transfers between geographic areas represent intercompany export sales of U.S.A.-produced goods, and are accounted for based on established sales prices between the related companies. In computing operating loss for the foreign subsidiary, no allocations of general corporate expenses or interest have been made. Identifiable assets of the foreign subsidiary directly relate to its operations. United States assets consist of all other assets of the Company.


6.   Development Agreement Revenues

         In fiscal 1996, the Company recorded revenues of $1.1 million related to development agreements with Teijin Limited, a Japanese corporation. No such revenues were reported for fiscal 1995. These development agreements cover two of the Company's technologies: (a) the SAFHS device and (b) the mechanical-stress device under development to treat the loss of bone mass associated with osteoporosis. The SAFHS agreement provides for nonrefundable milestone payments to the Company for Teijin's development of the product for launch in Japan. The Company will manufacture and supply SAFHS devices to Teijin for clinical trials and subsequent sales in Japan. Teijin will be responsible for complying with the regulatory requirements and marketing and distributing the SAFHS device in Japan. The mechanical-stress agreement provides for nonrefundable milestone payments to the Company that will support, in part, the Company's clinical trials in the United States in exchange for a first option in favor of Teijin to negotiate a development and distribution agreement for this device for the Japanese market.

                                  EXOGEN, INC.

7.   Inventories

         Inventories consist of the following (in thousands):

                                                              September 30,
                                                       -------------------------
                                                         1996               1995
                                                       ------             ------
Finished goods ...........................             $  768             $1,258
Parts and components .....................                471                295
                                                       ------             ------
                                                       $1,239             $1,553
                                                       ======             ======


8.   Furniture, Fixtures and Equipment

         Furniture,   fixtures  and  equipment  consist  of  the  following  (in thousands):

                                                              September 30,
                                                         ----------------------
                                                            1996           1995
                                                         -------        -------
Furniture, fixtures and equipment ................       $ 1,421        $ 1,024
Leasehold improvements ...........................            71             58
                                                         -------        -------
                                                           1,492          1,082
Accumulated depreciation and amortization ........          (513)          (194)
                                                         -------        -------
                                                         $   979        $   888
                                                         =======        =======

         Depreciation and amortization expense was $319,000, $176,000, and $50,000, for the years ended September 30, 1996, 1995, and 1994, respectively.

                                  EXOGEN, INC.

9.   Accrued Liabilities

         Accrued liabilities consist of the following (in thousands):

                                                               September 30,
                                                        ------------------------
                                                          1996              1995
                                                        ------            ------

Compensation and benefits ..................            $  490            $  207
Taxes other than income ....................               241                59
Warranty expenses ..........................               157                70
Research and development ...................               136                36
IPO costs ..................................              --                 160
Other ......................................               601               458
                                                        ------            ------
                                                        $1,625            $  990
                                                        ======            ======


10.   Redeemable Preferred Stock

         In March 1993, the Company entered into a Stock Purchase Agreement for the sale of an aggregate of 7,500,000 of its authorized shares of Series A Preferred Stock issuable in two tranches at a purchase price of $1.00 per share. The first tranche of 1,846,154 shares of Series A Preferred Stock was issued in March 1993, and was convertible into an aggregate of 923,073 shares of Common Stock at an as-converted price of $2.00 per share. The second tranche of 5,653,846 shares of Series A Preferred Stock, issuance of which was contingent upon receipt of the Company's PMA for its SAFHS device (which occurred in October 1994), was issued in October 1994, and was convertible into an aggregate of 2,826,918 shares of Common Stock at an as-converted price of $2.00 per share. Of the second tranche, 753,846 Preferred shares were issued in August 1994 at the election of a certain stockholder.

         Shares of Redeemable Preferred Stock outstanding at September 30, 1994 were 2,600,000.

         In November 1994, the Company entered into a Stock Purchase Agreement for the sale of an aggregate of 3,680,303 of its authorized shares of Series B Preferred Stock at a purchase price of $2.75, which was converted into an aggregate of 1,840,145 shares of Common Stock at an as-converted price of $5.50 per share.

                                  EXOGEN, INC.

         On July 25, 1995, concurrent with the completion of the Company's IPO, 11,180,303 shares of Redeemable Preferred Stock were converted into 5,590,136 shares of Common Stock.

11.   Commitments and Contingencies

         The Company leases a facility in Piscataway, New Jersey; the lease commenced May 1995 and has a remaining term of five years. The length of the lease is subject to adjustment, under certain conditions, as defined in the lease agreement.

         The approximate minimum annual rentals for the above-mentioned lease are as follows (in thousands):

                                                               Operating Lease
                                                               ---------------
               1997............................................ $    499
               1998............................................      506
               1999............................................      513
               2000............................................      520
               2001............................................      527
                                                                --------
                                                                $  2,565
                                                                ========

               Rent expense was $353,000, $233,000, and $83,000 for the years ended September 30, 1996, 1995, and 1994, respectively.

               The Company is also committed to pay royalties on sales of certain of its products. Royalty expense in fiscal 1996 and 1995 was $346,000 and $112,000, respectively.

               The  Company's  SAFHS device is currently  produced by a contract manufacturer. The agreement between the Company and this manufacturer is documented by specific purchase orders, effective to 1998, covering anticipated requirements. At September 30, 1996, these purchase orders amounted to commitments of approximately $3 million. A change of the contract manufacturer could cause a delay in manufacturing and a possible loss of sales, which could affect operating results adversely.

               In March 1996, the Company settled a legal action brought against the Company on March 15, 1995 by a former sales representative of the Company. The settlement was recorded in Other expense, net. (See Part I, Item 3, "Legal Proceedings," for a further discussion.) Also in fiscal 1995, the Company became a party to a certain other lawsuit that continued through fiscal 1996 and has not been settled. Management is of the opinion that this other lawsuit will not have a material adverse effect on the Company's financial position, its results of operations, or its cash flows.

                                  EXOGEN, INC.

12.   Stock Option Plans and Stockholders' Equity

   Stock Option and Stock Option/Stock Issuance Plans

               The Company adopted the 1993 Stock Option Plan (the "1993 Plan") for the purpose of attracting and retaining the services of selected employees (including officers and directors) and consultants. The Plan provides for options designated as either nonqualified or incentive stock options with a term of no more than 10 years. Effective with the IPO, the 1993 Plan was superseded by the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"), and options outstanding under the 1993 Plan were incorporated into the 1995 Plan.

               The Company's 1995 Stock Option/Stock Issuance Plan was adopted by the Board of Directors and stockholders as of May 25, 1995 and is the successor equity incentive program to the Company's 1993 Stock Option Plan (the "Predecessor Plan"). The 1995 Plan became effective with the IPO. A total of 750,000 shares of Common Stock has been authorized for issuance under the 1995 Plan. This share reserve is comprised of (i) the shares that remained available for issuance under the Predecessor Plan, including the shares subject to outstanding options thereunder, plus (ii) an increase of 500,000 shares. In no event may any one participant in the 1995 Plan receive option grants, separately exercisable stock appreciation rights, or direct stock issuances for more than 300,000 shares in any calendar year.

         The 1995 Plan is divided into four separate components: (i) the Discretionary Option Grant Program under which employees, nonemployee directors (other than the members of the Compensation Committee), and consultants may, at the discretion of the plan administrator, be granted options to purchase shares of Common Stock at an exercise price of not less than the fair market value of the Common Stock on the grant date, and under which stock appreciation rights may be issued that will allow the holders to surrender their outstanding options for an appreciation distribution, in cash or Common Stock, from the Company,
(ii) the Stock Issuance Program under which such persons may, in the plan administrator's discretion, be issued shares of Common Stock directly, through the purchase of such shares at a price not less than the fair market value of the Common Stock at the time of issuance or as a bonus tied to the performance of services, (iii) the Salary Investment Option Grant Program under which selected officers and other key executives may elect to have a portion of their base salaries applied each year to the acquisition of options to purchase shares of Common Stock at an aggregate discount from the then fair market value equal to their salaries' investment, and (iv) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible nonemployee directors to purchase shares of Common Stock at an exercise price equal to 100% of the fair market value of the Common Stock on the grant date.

                                  EXOGEN, INC.

         Under the Automatic Option Grant Program, each nonemployee director first elected or appointed to the Board of Directors after the effective date of the 1995 Plan will automatically be granted an option for 7,500 shares of Common Stock on the date of his or her election or appointment to the Board of Directors, provided such individual has not been in the prior employ of the Company. In addition, at each annual stockholders' meeting held after the IPO, each individual with at least six months of service on the Board of Directors who will continue to serve as a nonemployee director following the meeting will automatically be granted an option for 1,250 shares of Common Stock, whether or not such individual has been in the prior employ of the Company or has joined the Board of Directors prior to the IPO.

               The 1995 Plan will terminate on April 30, 2005, unless sooner terminated by the Board of Directors.

               Stock option activity pursuant to the 1993 and 1995 Plans is summarized as follows:

                                                  Number of            Option
                                                   Options          Price Range
                                                   -------          -----------
Balance at September 30, 1993
     Granted ............................          55,000         $        0.02
                                                  -------
Balance at September 30, 1994 ...........          55,000         $        0.02
     Granted ............................         296,450         $ 0.60-$13.00
     Exercised ..........................             125         $        0.02
     Canceled ...........................           2,025         $ 0.02- $5.50
                                                  -------
Balance at September 30, 1995 ...........         349,300         $ 0.02-$13.00
     Granted ............................         173,250         $ 8.00-$25.50
     Exercised ..........................          19,989         $ 0.02-$10.00
     Canceled ...........................          12,524         $ 0.02-$18.50
                                                  -------
Balance at September 30, 1996 ...........         490,037         $ 0.02-$25.50
  (80,167 shares exercisable)                     =======

           Options generally become exercisable in ratable installments over four- or five-year periods.

           In the opinion of management, options were issued at the fair market value of the Company's Common Stock on the date of grant. Accordingly, no compensation expense has been recorded for those options accounted for under APB
25. During fiscal 1996, 55,875 options were issued to nonemployees (excluding nonemployee directors), and were accounted for under SFAS 123. Accordingly, $52,000 in compensation expense associated with these options was recorded in fiscal 1996.

                                  EXOGEN, INC.

           There were no direct issuances of Common Stock or stock appreciation rights under the 1995 Plan as of September 30, 1996.

   Employee Stock Purchase Plan

           The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and stockholders as of May 25, 1995. The Purchase Plan is designed to allow eligible employees of the Company and participating subsidiaries to purchase shares of Common Stock, at semi-annual intervals, through periodic payroll deductions. A total of 150,000 shares of Common Stock has been reserved for issuance under the Purchase Plan.

           The Purchase Plan will be implemented in a series of successive offering periods; each offering period (other than the initial offering period) will have a maximum duration of 24 months. The initial offering period started upon the IPO and will end on the last business day in July 1997.

           Payroll deductions may not exceed 10% of the participant's total cash earnings in each semi-annual period. The purchase price per share will be eighty-five percent (85%) of the lower of (i) the fair market value of the Common Stock on the participant's entry date into the offering period or (ii) the fair market value on the semi-annual purchase date. However, no individual may purchase Common Stock under the Purchase Plan at a rate in excess of $25,000 worth of Common Stock (valued as of the participant's entry date into the offering period) for each calendar year (or portion thereof) his or her purchase rights remain outstanding.

           The Purchase Plan will terminate upon the earliest of (i) the last business day in July 2005, (ii) the date on which all shares available for issuance under the Purchase Plan have been sold pursuant to purchase rights exercised under the Purchase Plan, or (iii) the date on which all purchase rights are exercised in connection with a Corporate Transaction.

           Stock issued through September 30, 1996 pursuant to the Purchase Plan totaled 38,944 shares at prices ranging from $5.21 to $9.35.

   Restricted Stock Agreements

           All holders of Common Stock issued prior to the IPO have entered into restricted stock purchase agreements that grant certain repurchase rights to the Company upon the sale, assignment, transfer, encumbrance, or other disposition of the Company's shares or upon termination of service with the Company. The repurchase rights terminate over time with respect to any and all shares in which the purchaser's interest has vested. Of the Common Stock outstanding, 1,060,836 and 785,840 shares are vested as of September 30, 1996 and 1995, respectively. The unvested 324,162 shares at September 30, 1996 vest over the next 17 months.

                                  EXOGEN, INC.

13.  Income Taxes

         As a result of the losses generated, the Company has no provision for income taxes. The Company has recorded a full valuation allowance against its deferred tax assets as realizability of such asset is predicated upon the Company's achieving profitability. Upon adopting Statement of Financial
Accounting Standards No. 109 on October 1, 1993, the valuation allowance was $825,000. The change in valuation allowance during 1996, 1995, and 1994 was $3,433,000, $2,813,000, and $1,358,000, respectively.

           The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax asset and their approximate tax effects are as follows (in thousands):

                                                                       September 30,          September 30,
                                                                       -------------          -------------
                                                                            1996                   1995
                                                                         -------                -------
Deferred Tax Asset:
    Start-up costs ...............................................       $   732                $ 1,000
    Research and development costs ...............................           548                    518
    Research and development and related patent acquired .........           184                    247
    Vacation accrual .............................................            18                     20
    Allowances for returns, disallowances, and bad debts .........           555                    253
    Net operating loss ...........................................         6,311                  2,960
    Other ........................................................           126                     (2)
                                                                         -------                -------
    Deferred tax asset ...........................................         8,474                  4,996

Less: Valuation Allowance ........................................        (8,474)                (4,996)
                                                                         -------                -------
                                                                         $     0                $     0
                                                                         =======                =======

         At September 30, 1996, the Company has net operating loss carryforwards for United States federal income tax purposes of approximately $14.3 million. These net operating loss carryforwards expire on various dates through 2010. The Company's ability to utilize its net operating loss carryforwards is subject to annual limitations in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code, as amended. At September 30, 1996, the Company also has net operating loss carryforwards for German income tax purposes of $1.2 million, which are not subject to any limitations.

                                  EXOGEN, INC.

14.  Supplemental Disclosure of Cash Flow Information

         Cash paid for interest  was $9,000,  $169,000,  and  $49,000,  in 1996,
1995, and 1994, respectively.

         The Company recorded $0, $35,000, and $20,000 of amortization related to Preferred Stock issuance costs in 1996, 1995, and 1994, respectively.


15.  Subsequent Event

   The Stockholder Rights Plan

         The Company's Second Amended and Restated Certificate of Incorporation, dated July 25, 1995, grants the Board of Directors the authority to issue up to 3,000,000 shares of preferred stock of the Company, $0.0001 par value per share (the "Preferred Stock"), in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders.

         Effective December 6, 1996, pursuant to a Preferred Shares Rights Agreement (the "Rights Agreement") between the Company and Registrar and Transfer Company, as Rights Agent (the "Rights Agent"), the Company's Board of Directors declared a dividend of one right (a "Right") to purchase one one-hundredth share of the Company's Series A Participating Preferred Stock ("Series A Preferred") for each outstanding share of Common Stock of the Company. The dividend is payable on December 19, 1996 (the "Record Date") to stockholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred at an exercise price of $30.00 (the "Purchase Price"), subject to adjustment in the event the Company declares a dividend on the Common Stock payable in Common Stock, subdivides the number of outstanding shares of Common Stock into a larger number of such shares, or combines the number of outstanding shares of Common Stock into a smaller number of such shares, among other circumstances. In addition, under certain circumstances described more fully in the Rights Agreement, the Rights may become exercisable for a number of shares of Common Stock having a value equal to two times the Purchase Price.

         The Rights will expire December 19, 2006, which should give the Company adequate time to determine whether any further protection is required. The Rights may be redeemed by the Company at the direction of the Board of Directors at one cent per Right prior to 10 business days after the accumulation, through open-market purchases, a tender offer, or otherwise, of 15% or more of the combined number of the Company's shares of Common Stock by a single acquirer or group, and thereafter in certain circumstances. Thus, the Rights should not interfere with any merger or business combination approved by the Board of Directors prior to that time.

                                  EXOGEN, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                                     Additions
                                                               --------------------------
                                                 Balance at    Charged to      Charged to                       Balance
                                                 Beginning     Costs and        Other                           at End
             Description                         of Period     Expenses        Accounts        Deductions      of Period
             -----------                         ---------     --------        --------        ----------      ---------
Year ended September 30, 1995

Allowance for returns, bad
debt, and price deductions
by third-party payors ....................        $ --          $  352        $    --         $  154 (a)       $  198

Year ended September 30, 1996

Allowance for returns, bad
debt, and price deductions
by third-party payors ....................        $  198        $1,667        $    --         $ 1,519 (a)      $  346



(a) Returns and write-offs.

                                  EXOGEN, INC.

                                  EXHIBIT INDEX

              Number                           Description
              ------                           -----------

               3.1       Second    Amended   and   Restated    Certificate    of
                         Incorporation of the Company. Incorporated by reference
                         to Exhibit 3.1 to the Company's Form 10-Q for the third
                         quarter ending June 30, 1995.
               3.2       Amended   and   Restated   Bylaws   of   the   Company.
                         Incorporated   by  reference  to  Exhibit  3.3  to  the
                         Company's Form S-1 Registration Statement (Registration
                         No. 33-92740).
               4.1       See  Exhibits  3.1  and  3.2  for   provisions  of  the
                         Certificate of Incorporation  and Bylaws of the Company
                         defining  rights  of  holders  of  Common  Stock of the
                         Company.
               10.1      Amended and Restated  Investors' Rights Agreement dated
                         as  of  November  14,  1994  among  the  Company,   the
                         investors  listed  on  Schedule  A  thereto,   and  the
                         individuals listed on Schedule B thereto.  Incorporated
                         by reference to Exhibit 10.1 to the Company's  Form S-1
                         Registration Statement (Registration No. 33-92740).
               10.2      Asset  Purchase  Agreement  dated as of  March 1,  1993
                         among  Applied  Epigenetics,  Inc.  ("AEI"),  Interpore
                         International,  Inc. and Interpore  Orthopaedics,  Inc.
                         Incorporated  by  reference  to  Exhibit  10.2  to  the
                         Company's Form S-1 Registration Statement (Registration
                         No. 33-92740).
               10.3      Employment Agreement dated January 15, 1994 between the
                         Company  and  Patrick  A.  McBrayer.   Incorporated  by
                         reference  to Exhibit  10.3 to the  Company's  Form S-1
                         Registration Statement (Registration No. 33-92740).
               10.4      Employment Agreement dated February 3, 1994 between the
                         Company and John Bohan.  Incorporated  by  reference to
                         Exhibit  10.4 to the  Company's  Form S-1  Registration
                         Statement (Registration No. 33-92740).
               10.5      Form of Consulting  Agreements  between the Company and
                         each of Drs. McLeod and Rubin, as amended. Incorporated
                         by reference to Exhibit 10.5 to the Company's  Form S-1
                         Registration Statement (Registration No. 33-92740).
               10.6      Form of Stock Restriction Agreement between the Company
                         and each of Drs. McLeod and Rubin and Messrs.  Reisner,
                         Ryaby,  Talish,  McBrayer,  and Bohan.  Incorporated by
                         reference  to Exhibit  10.6 to the  Company's  Form S-1
                         Registration Statement (Registration No. 33-92740).
               10.7      Form of Stock  Purchase  Agreement  between the Company
                         and  each  of  Messrs.   Reisner,  Ryaby,  and  Talish.
                         Incorporated  by  reference  to  Exhibit  10.7  to  the
                         Company's Form S-1 Registration Statement (Registration
                         No. 33-92740).
               10.8+     Manufacturing  Agreement dated January 20, 1994 between
                         the Company and Hi-Tronics Designs,  Inc.  Incorporated
                         by reference to Exhibit 10.8 to the Company's  Form S-1
                         Registration Statement (Registration No. 33-92740).
               10.9      Form  of  1993  Stock  Option  Plan  Option  Agreement.
                         Incorporated  by  reference  to  Exhibit  10.9  to  the
                         Company's Form S-1 Registration Statement (Registration
                         No. 33-92740).
               10.10     1995 Stock Option / Stock Issuance  Plan.  Incorporated
                         by reference to Exhibit 10.10 to the Company's Form S-1
                         Registration Statement (Registration No. 33-92740).
               10.11     Employee Stock Purchase Plan. Incorporated by reference
                         to Exhibit 10.12 to the Company's Form S-1 Registration
                         Statement (Registration No. 33-92740).
               10.12     Lease  Agreement dated December 13, 1994 by and between
                         the   Company  and  Siemens   Medical   Systems,   Inc.
                         Incorporated  by  reference  to  Exhibit  10.13  to the
                         Company's Form S-1 Registration Statement (Registration
                         No. 33-92740).
               10.13     License  Agreement dated March 26, 1992 between AEI and
                         Drs.  McLeod and Rubin.  Incorporated  by  reference to
                         Exhibit  10.14 to the Company's  Form S-1  Registration
                         Statement (Registration No. 33-92740).
               10.14     SAFHS  Agreement  dated  November  30, 1995 between the
                         Company and Teijin  Limited.  Incorporated by reference
                         to  Exhibit  10.14 to the  Company's  Form 10-K for the
                         year ending September 30, 1995.
               10.15+    Mechanical-Stress  Agreement  dated  November  30, 1995
                         between the Company and Teijin Limited. Incorporated by
                         reference to Exhibit 10.15 to the  Company's  Form 10-K
                         for the year ending September 30, 1995.
               11.1*     Statement  regarding  Calculation  of  Shares  Used  in
                         Computing Net Loss Per Share.
               21.1      List  of  Subsidiary.   Incorporated  by  reference  to
                         Exhibit  21.1 to the  Company's  Form 10-K for the year
                         ending September 30, 1995.
               23.1*     Consent  of  Arthur   Andersen  LLP.   Incorporated  by
                         reference  to Exhibit 23.1 to the  Company's  Form 10-K
                         for the year ending September 30, 1995.
               27*       Financial Data Schedule.
               99.1*     Preferred  Shares Rights  Agreement,  dated December 6,
                         1996,  between the Company and  Registrar  and Transfer
                         Company,  including the  Certificate of  Determination,
                         the Form of  Rights  Certificate,  and the  summary  of
                         Rights  attached  thereto  as  Exhibits  A,  B,  and C,
                         respectively.
               -----------------------
                           * Filed herewith.
                           + Confidential treatment granted.