Form 10-Q
period 1996-12-31
EXOGEN INC
filed 1997-02-12
CIK 934094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date Common Stock, par value $0.0001 per share: 9,943,829 shares outstanding at January 31, 1997.

                                  EXOGEN, INC.
                          Quarterly Report on Form 10-Q
                                December 31, 1996



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

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

Signatures

                                                  EXOGEN, INC.

                                          CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share data)

                                                                                December 31,     September 30,
                                                                                   1996              1996
                                                                               ------------      ------------
                                                                                (Unaudited)
                    ASSETS

Current assets:
    Cash and cash equivalents ............................................     $      6,178      $      8,115
    Short-term investments ...............................................            6,838             6,824
    Accounts receivable, net .............................................            3,494             2,943
    Inventories ..........................................................            1,345             1,239
    Interest receivable ..................................................              160               202
    Other current assets .................................................              374               344
                                                                               ------------      ------------
                 Total current assets ....................................           18,389            19,667
Furniture, fixtures and equipment, net ...................................              963               979
Long-term investments ....................................................            3,077             4,595
Other assets .............................................................              268               270
                                                                               ------------      ------------
                 Total assets ............................................     $     22,697      $     25,511
                                                                               ============      ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .....................................................     $        590      $        685
    Accrued liabilities ..................................................            2,280             1,625
    Capital lease obligations ............................................               12                15
    Other current liabilities ............................................              117               107
                                                                               ------------      ------------
                 Total current liabilities ...............................            2,999             2,432
Capital lease obligations ................................................             --                   2
                                                                               ------------      ------------
                 Total liabilities .......................................            2,999             2,434

Commitments and contingencies (Note 2)

                                                  EXOGEN, INC.

                                          CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share data)
                                                   (CONTINUED)

                                                                                December 31,     September 30,
                                                                                   1996              1996
                                                                               ------------      ------------
                                                                                (Unaudited)
Stockholders' equity:
    Preferred Stock, $0.0001 par value;  3,000,000 shares
         authorized at December 31, 1996 and September 30,1996;
         no shares issued or outstanding .................................             --                --
    Common Stock,  $0.0001 par value;  27,000,000 shares
         authorized at December 31, 1996 and September 30, 1996;
         9,911,067 shares issued and outstanding at December 31, 1996
         and 9,909,192 shares issued and outstanding at September 30, 1996                1                 1
    Additional paid-in capital ...........................................           46,302            46,272
    Cumulative translation adjustment ....................................              (43)              (22)
    Accumulated deficit ..................................................          (26,562)          (23,174)
                                                                               ------------      ------------
                 Total stockholders' equity ..............................           19,698            23,077
                                                                               ------------      ------------
                 Total liabilities and stockholders' equity ..............     $     22,697      $     25,511
                                                                               ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  EXOGEN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                            Three Months Ended
                                                               December 31,
                                                         -----------------------
                                                            1996           1995
                                                         -------        --------
                                                               (Unaudited)
Revenues:
     Product sales ...............................       $ 1,791        $ 1,011
     Revenues from development agreements ........          --              500
                                                         -------        -------
           Total revenues ........................         1,791          1,511
                                                         -------        -------

Operating costs and expenses:
     Cost of product sales .......................         1,133            591
     Research and development ....................         1,012            893
     Selling, general, and administrative ........         3,251          2,256
                                                         -------        -------
           Total operating costs and expenses ....         5,396          3,740
                                                         -------        -------

     Operating loss ..............................        (3,605)        (2,229)

Other income (expense):
     Interest income, net ........................           241            432
     Other expense, net ..........................           (24)           (12)
                                                         -------        -------
           Total other income, net ...............           217            420
                                                         -------        -------

     Net loss ....................................       $(3,388)       $(1,809)
                                                         =======        =======


Net loss per share ...............................       $ (0.34)       $ (0.18)
                                                         =======        =======

Weighted average shares outstanding ..............         9,910          9,851



The accompanying notes are an integral part of these consolidated financial statements.

                                            EXOGEN, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)

                                                                                Three Months Ended
                                                                                   December 31,
                                                                             ----------------------
                                                                                1996          1995
                                                                             --------      --------
                                                                                   (Unaudited)
Cash flows from operating activities:
     Net loss ..........................................................     $ (3,388)     $ (1,809)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization ................................          120            92
          Amortization of net premium (discount) on short- and long-term
            investments ................................................           21          (103)
          Amortization of nonemployee stock
            option compensation ........................................           30          --
          Other adjustments ............................................            1          --
     Decrease (increase) in assets:
          Accounts receivable, net .....................................         (564)         (437)
          Interest receivable ..........................................           42          (100)
          Inventories ..................................................         (111)         (108)
          Other current assets .........................................          (30)           11
          Other assets .................................................         --              28
     Increase (decrease) in liabilities:
          Accounts payable .............................................          (94)           67
          Accrued liabilities ..........................................          656          (117)
          Other current liabilities ....................................           10          --
                                                                             --------      --------
               Net cash used in operating activities ...................       (3,307)       (2,476)
                                                                             --------      --------

Cash flows from investing activities:
     Purchase of short- and long-term investments ......................       (1,392)      (14,511)
     Proceeds from sale of short- and long-term
       investments .....................................................        2,874           700
     Purchase of furniture, fixtures and equipment .....................         (102)         (127)
                                                                             --------      --------
               Net cash provided by (used in) investing activities .....        1,380       (13,938)
                                                                             --------      --------
Cash flows from financing activities:
     Proceeds from sale of Common Stock ................................         --              (6)
     Principal payments under capital leases ...........................           (5)           (4)
                                                                             --------      --------
               Net cash used in financing activities ...................           (5)          (10)
                                                                             --------      --------
Effect of exchange rate changes on cash and cash
  equivalents ..........................................................           (5)         --
                                                                             --------      --------

                                            EXOGEN, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                             (continued)

                                                                                Three Months Ended
                                                                                   December 31,
                                                                             ----------------------
                                                                                1996          1995
                                                                             --------      --------
                                                                                   (Unaudited)
Net decrease in cash and cash equivalents ..............................       (1,937)      (16,424)
Cash and cash equivalents, beginning of period .........................        8,115        22,176
                                                                             --------      --------
Cash and cash equivalents, end of period ...............................     $  6,178      $  5,752
                                                                             ========      ========




The accompanying notes are an integral part of these consolidated financial statements.

                                  EXOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) that management considers necessary to present fairly the financial position of Exogen, Inc. ("the Company") as of December 31, 1996, the results of operations for the three months ended December 31, 1996 and 1995, and the cash flows for the three months then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements, which include the financial position, results of operations, and cash flows for Exogen, Inc. and its wholly owned subsidiary, Exogen (Europe) GmbH, should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 1996 included in the Company's Annual Report on Form 10-K.


2.       COMMITMENTS AND CONTINGENCIES

         The Company is subject to claims and litigation in the ordinary course of business. In management's opinion, such claims are not material to the Company's financial position, its results of operations, or its cash flows.


3.       NET LOSS PER COMMON SHARE

         Net loss per share for the three months ended December 31, 1996 and 1995 is calculated according to Accounting Principles Board Opinion No. 15, "Earnings per Share," and is based on the weighted average number of shares of Common Stock outstanding during the periods presented. Options have been excluded because they are antidilutive.


4.       INVENTORIES

         Inventories consist of the following:

                                                   December 31,    September 30,
                                                      1996             1996
                                                     -------        ---------
                                                         (in thousands)
         Finished goods..........................    $   702        $    768
         Parts and components....................        643             471
                                                     -------        ---------
                                                     $ 1,345        $  1,239
                                                     =======        ========

5.       SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                       1996           1995
                                                       ----           ----
                                                           (in thousands)
         Interest paid...........................      $ 4            $ 2


6.       SUBSEQUENT EVENT

         On January 17, 1997, the Company signed a sales and distribution agreement with FLA Orthopedics, Inc. ("FLA") and Clinitex Medical Corporation, a wholly owned subsidiary of FLA, to market and sell Clinitex(R) Fracture Management products in the United States. The agreement also provides for sales and marketing support by FLA for these Clinitex products. The term of the agreement expires on January 17, 2000, provided that the Company pays FLA $200,000 upon execution of the agreement and $150,000 in each of the second and third years. The Company may extend the agreement for a fourth and fifth year by paying FLA a minimum of $300,000 in each of those years. In January 1997, the Company made the initial payment of $200,000.

         The Clinitex products consist of nonfiberglass synthetic casting materials used in fracture immobilization by casting. Clinitex's cast-padding material contains Microban(R); FLA, through its Clinitex subsidiary, is the exclusive licensee of Microban Products Company for orthopaedic products. Microban is an antimicrobial agent that can help prevent under-cast materials, such as padding, from serving as a breeding ground for bacteria, yeast, and fungi.

                                  EXOGEN, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

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

Results of Operations

Three Months Ended December 31, 1996 and December 31, 1995

Through December 31, 1996, the Company's product sales were generated entirely from sales of the Company's Sonic Accelerated Fracture Healing System ("SAFHS") Model 2A device. For the three months ended December 31, 1996, product sales were $1.8 million as compared with $1.0 million for the three months ended December 31, 1995. International product sales were 30% of total product sales for the three months ended December 31, 1996; there were no international product sales for the three months ended December 31, 1995.

For the three months ended December 31, 1996, the Company recorded no revenues related to development agreements with Teijin Limited, a Japanese corporation, compared with $500,000 of such revenues reported for the three months ended December 31, 1995. These development agreements cover two of the Company's technologies: (a) the SAFHS device and (b) the mechanical-stress device under development. The SAFHS agreement provides for milestone payments to the Company for Teijin's development of the product for launch in Japan. The Company will manufacture and supply SAFHS devices to Teijin for clinical trials and subsequent sales in Japan. Teijin will be responsible for complying with the regulatory requirements and marketing and distributing the SAFHS device in Japan. The mechanical-stress agreement provides for milestone payments to the Company that will support, in part, the Company's clinical trials in the United States in exchange for a first option in favor of Teijin to negotiate a development and distribution agreement for this device for the Japanese market.

Cost of product sales was $1.1 million for the three months ended December 31, 1996, compared with $591,000 for the three months ended December 31, 1995. Excluding revenues related to development agreements, gross profit for the three months ended December 31, 1996 was $658,000 (or 36.7% as a percentage of product sales), compared with $420,000 (or 41.5%) for the three months ended December 31, 1995. The $238,000 increase (or 57%) in gross profit was principally due to the increase in product volume, while the decrease in gross profit percentage was due to a decrease in the average realized selling price of a SAFHS, which was approximately $2,040 for the three months ended December 31, 1996 compared with approximately $2,400 for the three months ended December 31, 1995.

Research and development expenses for the three months ended December 31, 1996 increased to $1.0 million from $893,000 for the three months ended December 31, 1995. The increase of $119,000 (or 13%) was primarily due to additional research projects, and was partially offset by cost reductions related to (1) designing and building the mechanical-stress device for clinical studies and (2)
discontinuing shipments of SAFHS devices in connection with certain clinical prescriptions for which reimbursement is currently not available.

Selling,  general,  and  administrative  expenses  for the  three  months  ended
December 31, 1996 increased to $3.3 million from $2.3 million for the three months ended December 31, 1995. The $995,000 (or 44%) increase resulted from expanded selling and marketing efforts related to the SAFHS Model 2A, both in the United States and in Europe, and from expansion of the administrative staff and increased activities relating to reimbursement efforts.

Net interest income for the three months ended December 31, 1996 decreased to $241,000 from $432,000 for the three months ended December 31, 1995, consistent with the level of funds available for investment.

The Company incurred a net loss of $3.4 million, or $0.34 per share (per share data based upon weighted average shares outstanding of 9,910,000), for the three months ended December 31, 1996, compared with a net loss of $1.8 million, or $0.18 per share (per share data based upon weighted average shares outstanding of 9,851,000), for the three months ended December 31, 1995 (see Note 3 to the Consolidated Financial Statements for a discussion of the calculation of per share data). The increase of $1.6 million (or 87%) in net loss was caused principally by the factors discussed above.

Liquidity and Capital Resources

Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $26.6 million at December 31, 1996. Until July 1995, the Company had funded its operations primarily through the private placement of equity securities aggregating $17.6 million. On July 25, 1995, the Company completed its Initial Public Offering of 2,500,000 shares of Common Stock at a purchase price of $11.00 per share, for aggregate net proceeds of approximately $24.7 million. On August 15, 1995, the underwriters of the Initial Public Offering purchased an additional 375,000 shares of Common Stock, pursuant to the over-allotment option, for aggregate net proceeds of approximately $3.8 million.

For the three months ended December 31, 1996, the Company used net cash of $3.3 million for operating activities, primarily to fund continuing selling and marketing activities of the SAFHS Model 2A and the effect of an increase in the accounts receivable days outstanding from 152 days at September 30, 1996 to 185 days at December 31, 1996. The Company's capital expenditures for the three months ended December 31, 1996 were $102,000. The Company estimates that equipment and furnishings to expand in-house manufacturing and administrative support activities will require capital expenditures of approximately $400,000 during each of fiscal 1997 and 1998.

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

Business Considerations

Subsequent Event

On January 17, 1997, the Company signed a sales and distribution agreement with FLA Orthopedics, Inc. ("FLA") and Clinitex Medical Corporation, a wholly owned subsidiary of FLA, to market and sell Clinitex(R) Fracture Management products in the United States. The agreement also provides for sales and marketing support by FLA for these Clinitex products. The term of the agreement expires on January 17, 2000, provided that the Company pays FLA $200,000 upon execution of the agreement and $150,000 in each of the second and third years. The Company may extend the agreement for a fourth and fifth year by paying FLA a minimum of $300,000 in each of those years. In January 1997, the Company made the initial payment of $200,000.

The Clinitex products consist of nonfiberglass synthetic casting materials used in fracture immobilization by casting. Clinitex's cast-padding material contains Microban(R); FLA, through its Clinitex subsidiary, is the exclusive licensee of Microban Products Company for orthopaedic products. Microban is an antimicrobial agent that can help prevent under-cast materials, such as padding, from serving as a breeding ground for bacteria, yeast, and fungi.

Limited Operating History

The Company has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, obtaining approval from the U. S. Food and Drug Administration ("FDA") for the Company's SAFHS device, developing the Company's initial sales and marketing organization, supervising the manufacture of the SAFHS device by a contract manufacturer, and commencing sales of its SAFHS device domestically and internationally. The Company was formed for the purpose of acquiring the SAFHS technology and related clinical data, as well as the mechanical-stress technology. The Company has limited direct clinical trial experience. The Company received approval of its Pre-Market Approval ("PMA") application for and began marketing its SAFHS device in October 1994, and therefore has limited experience in marketing and selling its products in commercial quantities. The Company had no previous direct manufacturing experience prior to commencing in-house refurbishing of its SAFHS device in fiscal 1996. Whether the Company can successfully manage the transition to a larger-scale commercial enterprise will depend, in part, upon further developing its distribution network; successfully developing its manufacturing capability; and strengthening its financial and management systems, procedures, and controls. Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

History of Losses; Profitability Uncertain; Fluctuations in Operating Results

The Company has incurred substantial losses since inception and, as of December 31, 1996, had an accumulated deficit of approximately $26.6 million. Such losses have resulted principally from expenses associated with obtaining FDA approval for the Company's SAFHS device, engineering and developing the SAFHS and mechanical-stress devices, and establishing and expanding the sales and marketing organization in the United States and in Europe. The Company expects to generate substantial additional losses in the future primarily attributable to development of, and clinical trials for, the mechanical-stress device, clinical trials for expanded indications of the SAFHS technology, the continued expansion of domestic and international sales and marketing activities, and the expansion of manufacturing capability. In addition, the Company expects its operating expenses to increase significantly over the next several years due to increased costs of research and development, primarily in connection with the mechanical-stress device and clinical trials for expanded applications of the SAFHS technology, expansion of direct sales and marketing activities, increase of in-house manufacturing capability, and expansion of administrative functions. Results of operations may fluctuate significantly from quarter to quarter based on such factors, and will also depend upon reimbursement by third-party payors, new product introductions by the Company or its competitors, timing of regulatory actions, expenditures incurred in the research and development of new products, and the mix of product sales between the United States and abroad. The Company's future revenues and profitability are critically dependent on whether it can successfully market and sell its SAFHS device. There can be no assurance that significant revenues or profitability will ever be achieved.

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

Risks Associated with International Operations

The Company established a subsidiary in Germany during fiscal 1995 as part of its strategy to introduce the SAFHS device in Europe, and commenced commercial distribution of the device in certain European countries during fiscal 1996. International product sales were 14% of total product sales in fiscal 1996 and 30% for the three months ended December 31, 1996, and such revenues are expected to continue to represent a significant percentage of total revenues. The Company believes that its profitability and continued growth will require expansion of sales in foreign markets, and so it intends to continue to expand its operations outside the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance that the Company will be able to achieve market acceptance of its products in international markets or maintain or increase international market demand for its products.

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

Extensive Government Regulation

The manufacture and sale of medical devices is subject to extensive government regulation in the United States and in other countries. The process of obtaining FDA and other required regulatory approvals can be time-consuming, expensive, and uncertain, frequently requiring several years from commencing clinical trials to receiving regulatory approval. For example, the process of conducting clinical trials and obtaining the PMA for the SAFHS Model 2A took nine years. The Company will be required to file PMA supplements for new indications for its SAFHS technology. In addition, if modifications to its SAFHS Model 2A affect safety or efficacy, a PMA supplement must be filed and approved by the FDA. These supplements may not be accepted by the FDA, in which case the Company would be required to undertake and complete the entire PMA process in order to use the SAFHS Model 2A to treat those additional indications or commercialize a modified device. Furthermore, there can be no assurance that the Company will obtain any such approvals on a timely basis, or at all, which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows. The Company has made certain nonperformance-related changes to the SAFHS Model 2A since the device was approved by the FDA. There can be no assurance that the FDA will not require the Company to file a PMA supplement, which would result in additional costs and delays in marketing the device. The Company filed a PMA supplement for its second-generation SAFHS, SAFHS 2000(R), in December 1995. The Company will also be required to file a PMA application for its mechanical-stress device, if and when development is completed. No assurance can be given that such application will be made, and if made, that a PMA will be granted on a timely basis, or at all. In order for the Company to market the SAFHS device or any future products in foreign jurisdictions, it will be required to seek regulatory approvals in those jurisdictions. No assurance can be given that the Company can obtain required regulatory approvals in foreign countries on a timely basis, or at all.

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

Uncertainty of New Product Development

The Company plans to seek FDA approval to commence clinical trials in the near future to expand the approved indications for the SAFHS technology to include other fractures, spine fusion, and cartilage repair. In addition, the Company has developed a mechanical-stress device to prevent bone loss related to osteoporosis. The Company has commenced a pilot clinical trial in the United States, and anticipates that it will be required to undertake additional development activities and human clinical trials before seeking regulatory approval for this device. There can be no assurance that the mechanical-stress device will prove to be safe and efficacious, that product development will ever be successfully completed, that a PMA, if applied for, will be granted by the

FDA on a timely basis, or at all, that adequate levels of third-party reimbursement will be available, or that the mechanical-stress device will ever achieve commercial acceptance. The Company's inability to show efficacy in additional applications of its SAFHS technology, to successfully develop the mechanical-stress device, or to achieve market acceptance of such new applications and products would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

Certain Anti-Takeover Provisions

The Company's Second Amended and Restated  Certificate of  Incorporation  grants the Board of Directors the authority to issue up to 3,000,000 shares of preferred stock of the Company, $0.0001 par value per share (the "Preferred Stock"), in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. Effective December 6, 1996, pursuant to the Rights Agreement, the Company's Board of Directors declared a dividend of one Right to purchase, under certain circumstances, one one-hundredth share of the Company's Series A Preferred Stock for each outstanding share of Common Stock of the Company. Although the Company has no present plans to issue any additional shares of Preferred Stock, it may do so in the future. See Part II, Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters--The Stockholder Rights Plan," of the Company's Form 10-K for the year ended September 30, 1996 and the copy of the Rights
Agreement attached as Exhibit 99.1 to that Form 10-K for more information relating to the Stockholder Rights Plan.

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

                  None.


ITEM 5.           Other Information

                  None.


ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                   3.1      Second   Amended   and   Restated   Certificate   of
                            Incorporation   of  the  Company.   Incorporated  by
                            reference to Exhibit 3.1 to the Company's  Form 10-Q
                            for the third quarter ended June 30, 1995.
                   3.2      Amended  and   Restated   Bylaws  of  the   Company.
                            Incorporated  by  reference  to  Exhibit  3.3 to the
                            Company's    Form   S-1    Registration    Statement
                            (Registration No. 33-92740).
                   4.1      See  Exhibits  3.1  and 3.2  for  provisions  of the
                            Certificate  of  Incorporation  and  Bylaws  of  the
                            Company  defining  rights of holders of Common Stock
                            of the Company.
                   10.1     Amended and  Restated  Investors'  Rights  Agreement
                            dated as of November 14, 1994 among the Company, the
                            investors  listed on  Schedule  A  thereto,  and the
                            individuals    listed   on   Schedule   B   thereto.
                            Incorporated  by  reference  to Exhibit  10.1 to the
                            Company's    Form   S-1    Registration    Statement
                            (Registration No. 33-92740).
                   10.2     Asset Purchase  Agreement  dated as of March 1, 1993
                            among Applied Epigenetics,  Inc. ("AEI"),  Interpore
                            International,  Inc.,  and  Interpore  Orthopaedics,
                            Inc.  Incorporated  by  reference to Exhibit 10.2 to
                            the  Company's  Form  S-1   Registration   Statement
                            (Registration No. 33-92740).
                   10.3     Employment  Agreement dated January 15, 1994 between
                            the Company and Patrick A. McBrayer. Incorporated by
                            reference to Exhibit 10.3 to the Company's  Form S-1
                            Registration Statement (Registration No. 33-92740).
                   10.4     Employment  Agreement dated February 3, 1994 between
                            the  Company  and  John   Bohan.   Incorporated   by
                            reference to Exhibit 10.4 to the Company's  Form S-1
                            Registration Statement (Registration No. 33-92740).
                   10.5     Form of  Consulting  Agreements  between the Company
                            and  each of Drs.  McLeod  and  Rubin,  as  amended.
                            Incorporated  by  reference  to Exhibit  10.5 to the
                            Company's    Form   S-1    Registration    Statement
                            (Registration No. 33-92740).
                   10.6     Form of  Stock  Restriction  Agreement  between  the
                            Company  and  each  of Drs.  McLeod  and  Rubin  and
                            Messrs. Reisner, Ryaby, Talish, McBrayer, and Bohan.
                            Incorporated  by  reference  to Exhibit  10.6 to the
                            Company's    Form   S-1    Registration    Statement
                            (Registration No. 33-92740).
                   10.7     Form of Stock Purchase Agreement between the Company
                            and each of  Messrs.  Reisner,  Ryaby,  and  Talish.
                            Incorporated  by  reference  to Exhibit  10.7 to the
                            Company's    Form   S-1    Registration    Statement
                            (Registration No. 33-92740).
                   10.8+    Manufacturing   Agreement  dated  January  20,  1994
                            between the Company  and Hi- Tronics  Designs,  Inc.
                            Incorporated  by  reference  to Exhibit  10.8 to the
                            Company's    Form   S-1    Registration    Statement
                            (Registration No. 33-92740).
                   10.9     Form of 1993 Stock  Option  Plan  Option  Agreement.
                            Incorporated  by  reference  to Exhibit  10.9 to the
                            Company's    Form   S-1    Registration    Statement
                            (Registration No. 33-92740).
                   10.10    1995   Stock   Option   /   Stock   Issuance   Plan.
                            Incorporated  by reference  to Exhibit  10.10 to the
                            Company's    Form   S-1    Registration    Statement
                            (Registration No. 33-92740).
                   10.11    Employee  Stock  Purchase  Plan.   Incorporated   by
                            reference to Exhibit 10.12 to the Company's Form S-1
                            Registration Statement (Registration No. 33-92740).
                   10.12    Lease  Agreement  dated  December  13,  1994  by and
                            between the Company  and  Siemens  Medical  Systems,
                            Inc.  Incorporated  by reference to Exhibit 10.13 to
                            the  Company's  Form  S-1   Registration   Statement
                            (Registration No. 33-92740).
                   10.13    License  Agreement  dated March 26, 1992 between AEI
                            and Drs. McLeod and Rubin. Incorporated by reference
                            to  Exhibit   10.14  to  the   Company's   Form  S-1
                            Registration Statement (Registration No. 33-92740).
                   10.14    SAFHS  Agreement dated November 30, 1995 between the
                            Company   and  Teijin   Limited.   Incorporated   by
                            reference  to Exhibit  10.14 to the  Company's  Form
                            10-K for the year ended September 30, 1995.
                   10.15+   Mechanical-Stress  Agreement dated November 30, 1995
                            between the Company and Teijin Limited. Incorporated
                            by reference to Exhibit 10.15 to the Company's  Form
                            10-K for the year ended September 30, 1995.
                   21.1     List of  Subsidiary.  Incorporated  by  reference to
                            Exhibit 21.1 to the Company's Form 10-K for the year
                            ended September 30, 1995.
                   27*      Financial Data Schedule.
                   99.1     Preferred Shares Rights Agreement, dated December 6,
                            1996, between the Company and Registrar and Transfer
                            Company, including the Certificate of Determination, the Form of Rights Certificate, and the summary of Rights attached thereto as Exhibits A, B, and C, respectively. Incorporated by reference to Exhibit
                            99.1 to the  Company's  Form 10-K for the year ended
                            September 30, 1996.

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





                                                        EXOGEN, INC.
                                                       (Registrant)




February  7, 1997                              By: /s/Patrick A. McBrayer
                                                   ----------------------
                                                      Patrick A. McBrayer
                                                      President and
                                                      Chief Executive Officer




February  7, 1997                              By:/s/Richard H. Reisner
                                                  ---------------------
                                                     Richard H. Reisner
                                                     Vice President and
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

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

                                  EXOGEN, INC.

                   Number                     Description
                   ------                     -----------

                   10.8+     Manufacturing  Agreement  dated  January  20,  1994
                             between the Company and  Hi-Tronics  Designs,  Inc.
                             Incorporated  by  reference  to Exhibit 10.8 to the
                             Company's   Form   S-1    Registration    Statement
                             (Registration No. 33-92740).
                   10.9      Form of 1993 Stock  Option Plan  Option  Agreement.
                             Incorporated  by  reference  to Exhibit 10.9 to the
                             Company's   Form   S-1    Registration    Statement
                             (Registration No. 33-92740).
                   10.10     1995   Stock   Option   /  Stock   Issuance   Plan.
                             Incorporated  by reference to Exhibit  10.10 to the
                             Company's   Form   S-1    Registration    Statement
                             (Registration No. 33-92740).
                   10.11     Employee  Stock  Purchase  Plan.   Incorporated  by
                             reference to Exhibit  10.12 to the  Company's  Form
                             S-1  Registration   Statement   (Registration   No.
                             33-92740).
                   10.12     Lease  Agreement  dated  December  13,  1994 by and
                             between the Company  and Siemens  Medical  Systems,
                             Inc.  Incorporated by reference to Exhibit 10.13 to
                             the  Company's  Form  S-1  Registration   Statement
                             (Registration No. 33-92740).
                   10.13     License  Agreement dated March 26, 1992 between AEI
                             and  Drs.   McLeod  and  Rubin.   Incorporated   by
                             reference to Exhibit  10.14 to the  Company's  Form
                             S-1  Registration   Statement   (Registration   No.
                             33-92740).
                   10.14     SAFHS Agreement dated November 30, 1995 between the
                             Company  and  Teijin   Limited.   Incorporated   by
                             reference to Exhibit  10.14 to the  Company's  Form
                             10-K for the year ended September 30, 1995.
                   10.15+    Mechanical-Stress Agreement dated November 30, 1995
                             between   the    Company   and   Teijin    Limited.
                             Incorporated  by reference to Exhibit  10.15 to the
                             Company's  Form 10-K for the year  ended  September
                             30, 1995.
                   21.1      List of  Subsidiary.  Incorporated  by reference to
                             Exhibit  21.1 to the  Company's  Form  10-K for the
                             year ended September 30, 1995.
                   27*       Financial Data Schedule.
                   99.1      Preferred Shares Rights  Agreement,  dated December
                             6, 1996,  between  the Company  and  Registrar  and
                             Transfer  Company,  including  the  Certificate  of
                             Determination,  the Form of Rights Certificate, and
                             the summary of Rights attached  thereto as Exhibits
                             A,  B,  and  C,   respectively.   Incorporated   by
                             reference  to Exhibit  99.1 to the  Company's  Form
                             10-K for the year ended September 30, 1996.

                           * Filed herewith.
                           + Confidential treatment granted.