Form 10-Q
period 1997-03-31
EXOGEN INC
filed 1997-05-13
CIK 934094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date Common Stock, par value $0.0001 per share: 9,954,768 shares outstanding at April 30, 1997.

                                  EXOGEN, INC.
                          Quarterly Report on Form 10-Q
                                 March 31, 1997



                                Table of Contents




PART I--Financial Information  . . . . . . . . . . . . . . . . . . . . . . . . .

         Item 1--Financial Statements:
                  Consolidated Balance Sheets . . . . . . . . . . . . . . . . .
                  Consolidated Statements of Operations . . . . . . . . . . . .
                  Consolidated Statements of Cash Flows  . . . . . . . . . . . .
`                 Notes to Consolidated Financial Statements  . . . . . . . . .

         Item 2--Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . . . . . . .

PART II--Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .

         Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .

         Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . .

         Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . .

         Item 4. Submission of Matters to a Vote of Security Holders . . . . . .

         Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . .

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                                  EXOGEN, INC.

                                          CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share data)

                                                                                     March 31,   September 30,
                                                                                       1997          1996
                                                                                     --------      --------
                                                                                   (Unaudited)
                    ASSETS
Current assets:
    Cash and cash equivalents ..................................................     $  3,577      $  8,115
    Short-term investments .....................................................        8,191         6,824
    Accounts receivable, net ...................................................        3,447         2,943
    Inventories ................................................................        1,403         1,239
    Interest receivable ........................................................          138           202
    Other current assets .......................................................          474           344
                                                                                     --------      --------
                 Total current assets ..........................................       17,230        19,667
Furniture, fixtures and equipment, net .........................................          876           979
Long-term investments ..........................................................        1,013         4,595
Other assets ...................................................................          265           270
                                                                                     --------      --------
                 Total assets ..................................................     $ 19,384      $ 25,511
                                                                                     ========      ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accounts payable ...........................................................     $    534      $    685
    Accrued liabilities ........................................................        1,972         1,625
    Capital lease obligations ..................................................            8            15
    Other current liabilities ..................................................           46           107
                                                                                     --------      --------
                 Total current liabilities .....................................        2,560         2,432
Capital lease obligations ......................................................         --               2
                                                                                     --------      --------
                 Total liabilities .............................................        2,560         2,434

Commitments and contingencies (Note 2)

                                                  EXOGEN, INC.

                                          CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share data)
                                                  (continued)

                                                                                     March 31,   September 30,
                                                                                       1997          1996
                                                                                     --------      --------
                                                                                   (Unaudited)

Stockholders' equity:
    Preferred Stock, $0.0001 par value; 3,000,000 shares authorized at March 31,
         1997 and September 30,1996;
         no shares issued or outstanding .......................................         --            --
    Common Stock,  $0.0001 par value;  27,000,000 shares authorized at March 31,
         1997 and September 30, 1996; 9,953,518 shares issued and outstanding at
         March 31, 1997 and  9,909,192 shares issued and outstanding at
         September 30, 1996 ....................................................            1             1
    Additional paid-in capital .................................................       46,461        46,272
    Cumulative translation adjustment ..........................................         (166)          (22)
    Accumulated deficit ........................................................      (29,472)      (23,174)
                                                                                     --------      --------
                 Total stockholders' equity ....................................       16,824        23,077
                                                                                     --------      --------
                 Total liabilities and stockholders' equity ....................     $ 19,384      $ 25,511
                                                                                     ========      ========



              The accompanying notes are an integral part of these consolidated financial statements.

                                             EXOGEN, INC.

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands, except per share data)


                                                   Three Months Ended            Six Months Ended
                                                        March 31,                    March 31,

                                                    1997          1996          1997          1996
                                                  --------      --------      --------      --------
                                                         (Unaudited)               (Unaudited)
Revenues:
     Product sales ..........................     $  1,685      $  1,337      $  3,476      $  2,348
     Revenues from development agreements ...         --             300          --             800
                                                  --------      --------      --------      --------
           Total revenues ...................        1,685         1,637         3,476         3,148
                                                  --------      --------      --------      --------

Operating costs and expenses:
     Cost of product sales ..................          955           781         2,088         1,372
     Research and development ...............          672         1,108         1,684         2,001
     Selling, general, and administrative ...        3,150         2,599         6,401         4,855
                                                  --------      --------      --------      --------
           Total operating costs and expenses        4,777         4,488        10,173         8,228
                                                  --------      --------      --------      --------

     Operating loss .........................       (3,092)       (2,851)       (6,697)       (5,080)

Other income (expense):
     Interest income, net ...................          198           380           439           812
     Other expense, net .....................          (16)         (144)          (40)         (156)
                                                  --------      --------      --------      --------
           Total other income, net ..........          182           236           399           656
                                                  --------      --------      --------      --------

     Net loss ...............................     $ (2,910)     $ (2,615)     $ (6,298)     $ (4,424)
                                                  ========      ========      ========      ========


Net loss per share ..........................     $  (0.29)     $  (0.26)     $  (0.63)     $  (0.45)
                                                  ========      ========      ========      ========

Weighted average shares outstanding .........        9,938         9,868         9,924         9,859






                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                                            EXOGEN, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)

                                                                                  Six Months Ended
                                                                                      March 31,
                                                                             ----------------------
                                                                                1997           1996
                                                                             --------      --------
                                                                                    (Unaudited)
Cash flows from operating activities:
     Net loss ..........................................................     $ (6,298)     $ (4,424)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization ................................          242           186
          Amortization of net premium (discount) on short- and long-term
            investments ................................................           34          (202)
          Amortization of nonemployee stock
            option compensation ........................................           60          --
          Other adjustments ............................................           51            16
     Decrease (increase) in assets:
          Accounts receivable, net .....................................         (683)       (1,031)
          Interest receivable ..........................................           64          (203)
          Inventories ..................................................         (190)          (48)
          Other current assets .........................................         (131)          (68)
          Other assets .................................................         --              28
     Increase (decrease) in liabilities:
          Accounts payable .............................................         (142)         (169)
          Accrued liabilities ..........................................          362           185
          Other current liabilities ....................................          (61)         --
                                                                             --------      --------
               Net cash used in operating activities ...................       (6,692)       (5,730)
                                                                             --------      --------

Cash flows from investing activities:
     Purchase of short- and long-term investments ......................       (1,392)      (18,130)
     Proceeds from sale of short- and long-term
       investments .....................................................        3,573         5,324
     Purchase of furniture, fixtures and equipment .....................         (135)         (264)
                                                                             --------      --------
               Net cash provided by (used in) investing activities .....        2,046       (13,070)
                                                                             --------      --------

                                            EXOGEN, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                            (continued)

                                                                                 Six Months Ended
                                                                                     March 31,
                                                                             ----------------------
                                                                                1997           1996
                                                                             --------      --------
                                                                                    (Unaudited)
Cash flows from financing activities:
     Proceeds from exercise of stock options ...........................            4            35
     Proceeds from sale of Common Stock ................................          125           104
     Principal payments under capital leases ...........................           (9)           (7)
                                                                             --------      --------
               Net cash provided by financing activities ...............          120           132
                                                                             --------      --------

Effect of exchange rate changes on cash and cash
  equivalents ..........................................................          (12)            1
                                                                             --------      --------

Net decrease in cash and cash equivalents ..............................       (4,538)      (18,667)
Cash and cash equivalents, beginning of period .........................        8,115        22,176
                                                                             --------      --------
Cash and cash equivalents, end of period ...............................     $  3,577      $  3,509
                                                                             ========      ========




              The accompanying notes are an integral part of these consolidated financial statements.

                                  EXOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) that management considers necessary to present fairly the financial position of Exogen, Inc. ("the Company") as of March 31, 1997; the results of operations for the three and six months ended March 31, 1997 and 1996; and the cash flows for the six months then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements, which include the financial position, results of operations, and cash flows for Exogen, Inc. and its wholly owned subsidiary, Exogen (Europe) GmbH, should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 1996 included in the Company's Annual Report on Form 10-K.


2.       COMMITMENTS AND CONTINGENCIES

         The Company is subject to claims and litigation in the ordinary course of business. In management's opinion, such claims are not material to the Company's financial position, its results of operations, or its cash flows.


3.       NET LOSS PER COMMON SHARE

         Net loss per share for the three and six months ended March 31, 1997 and 1996 is calculated according to Accounting Principles Board Opinion No. 15, "Earnings per Share," and is based on the weighted average number of shares of Common Stock outstanding during the periods presented. Options have been excluded because they are antidilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, SFAS 128 requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock, and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS for all prior periods presented. The Company does not expect the impact of the adoption of SFAS 128 to be material to previously reported EPS.

4.       INVENTORIES

         Inventories consist of the following:

                                                      March 31,         September 30,
                                                        1997                1996
                                                        ----                ----
                                                              (in thousands)

Finished goods ...........................             $1,014             $  768
Parts and components .....................                389                471
                                                       ------             ------
                                                       $1,403             $1,239
                                                       ======             ======

5.       SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

                                                     Six Months Ended March 31,
                                                     --------------------------
                                                        1997            1996
                                                        ----            ----
                                                            (in thousands)
         Interest paid...........................      $    7          $    5

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

Results of Operations

Six Months Ended March 31, 1997 and March 31, 1996

Through March 31, 1997, essentially all of the Company's product revenues were generated from sales of the Company's Sonic Accelerated Fracture Healing System ("SAFHS") Model 2A device. For the six months ended March 31, 1997, product sales were $3.5 million compared with $2.3 million for the six months ended March 31, 1996. International product sales were 30% of total product sales for the six months ended March 31, 1997, and 2% for the six months ended March 31, 1996.

For the six months ended March 31, 1997, the Company recorded no revenues related to development agreements with Teijin Limited, a Japanese corporation, compared with $800,000 of such revenues reported for the six months ended March 31, 1996. These development agreements cover two of the Company's technologies:
(a) the SAFHS device and (b) the mechanical-stress device under development. The SAFHS agreement provides for milestone payments to the Company for Teijin's development of the product for launch in Japan. The Company will manufacture and supply SAFHS devices to Teijin for clinical trials and subsequent sales in Japan. Teijin is responsible for complying with regulatory requirements and for marketing and distributing the SAFHS device in Japan. The mechanical-stress agreement provides for milestone payments to the Company that will support, in part, the Company's clinical trials in the United States in exchange for a first option in favor of Teijin to negotiate a development and distribution agreement for this device for the Japanese market.

Cost of product sales was $2.1 million for the six months ended March 31, 1997, compared with $1.4 million for the six months ended March 31, 1996. Excluding revenues related to development agreements, gross profit for the six months ended March 31, 1997 was $1.4 million (or 39.9% as a percentage of product sales), compared with $976,000 (or 41.6%) for the six months ended March 31, 1996. The $412,000 increase (or 42%) in gross profit was principally due to the increase in product volume and reduced per-unit product costs, while the decrease in gross profit percentage was due to a decrease in the average realized selling price of a SAFHS, which was approximately $2,025 for the six months ended March 31, 1997 compared with approximately $2,405 for the six months ended March 31, 1996.

Research and development expenses for the six months ended March 31, 1997 decreased to $1.7 million from $2.0 million for the six months ended March 31, 1996. The decrease of $317,000 (or 16%) was primarily due to (1) reduced expenditures for designing and building the mechanical-stress device for clinical studies, (2) the discontinuation of shipments of SAFHS devices in connection with certain clinical prescriptions for which reimbursement is currently not available, and (3) reduced costs associated with analyses of clinical data for the SAFHS therapy. These decreases were partially offset by increased expenses associated with additional research projects.

Selling, general, and administrative expenses for the six months ended March 31, 1997 increased to $6.4 million from $4.9 million for the six months ended March 31, 1996. The $1.5 million (or 32%) increase resulted from expanded selling and marketing efforts related to the SAFHS Model 2A, both in the United States and in Europe, and from expansion of the administrative staff and increased activities relating to reimbursement efforts.

Net interest income for the six months ended March 31, 1997 decreased to $439,000 from $812,000 for the six months ended March 31, 1996, consistent with the level of funds available for investment.

The Company incurred a net loss of $6.3 million, or $0.63 per share (per share data based upon weighted average shares outstanding of 9,924,000), for the six months ended March 31, 1997, compared with a net loss of $4.4 million, or $0.45 per share (per share data based upon weighted average shares outstanding of 9,859,000), for the six months ended March 31, 1996 (see Note 3 to the Consolidated Financial Statements for a discussion of the calculation of per share data). The increase of $1.9 million (or 42%) in net loss was caused principally by the factors discussed above.

Three Months Ended March 31, 1997 and March 31, 1996

For the three months ended March 31, 1997, product sales were $1.7 million compared with $1.3 million for the three months ended March 31, 1996. International product sales were 30% of total product sales for the three months ended March 31, 1997, and 3% for the three months ended March 31, 1996.

For the three months ended March 31, 1997, the Company recorded no revenues related to development agreements with Teijin Limited, a Japanese corporation, compared with $300,000 of such revenues reported for the three months ended March 31, 1996. (See the six-month discussion above for a description of the development agreements.)

Cost of product sales was $955,000 for the three months ended March 31, 1997, compared with $781,000 for the three months ended March 31, 1996. Excluding revenues related to development agreements, gross profit for the three months ended March 31, 1997 was $730,000 (or 43.3% as a percentage of product sales), compared with $556,000 (or 41.6%) for the three months ended March 31, 1996. The $174,000 increase (or 31%) in gross profit was principally due to the increase in product volume and reduced per-unit product costs, partially offset by a decrease in the average realized selling price of a SAFHS, which was approximately $2,005 for the three months ended March 31, 1997 compared with approximately $2,410 for the three months ended March 31, 1996.

Research and development expenses for the three months ended March 31, 1997 decreased to $672,000 from $1.1 million for the three months ended March 31, 1996. The decrease of $436,000 (or 39%) was primarily due to (1) the completion of expenditures associated with several studies, (2) reduced expenditures for designing and building the mechanical-stress device for clinical studies, (3) reduced costs associated with analyses of clinical data for the SAFHS therapy, and (4) the discontinuation of shipments of SAFHS devices in connection with certain clinical prescriptions for which reimbursement is currently not available.

Selling, general, and administrative expenses for the three months ended March 31, 1997 increased to $3.2 million from $2.6 million for the three months ended March 31, 1996. The $551,000 (or 21%) increase resulted from expanded selling and marketing efforts related to the SAFHS Model 2A, both in the United States and in Europe, and from expansion of the administrative staff and increased activities relating to reimbursement efforts.

Net interest income for the three months ended March 31, 1997 decreased to $198,000 from $380,000 for the three months ended March 31, 1996, consistent with the level of funds available for investment.

The Company incurred a net loss of $2.9 million, or $0.29 per share (per share data based upon weighted average shares outstanding of 9,938,000), for the three months ended March 31, 1997, compared with a net loss of $2.6 million, or $0.26 per share (per share data based upon weighted average shares outstanding of 9,868,000), for the three months ended March 31, 1996 (see Note 3 to the Consolidated Financial Statements for a discussion of the calculation of per share data). The increase of $295,000 (or 11%) in net loss was caused principally by the factors discussed above.

Liquidity and Capital Resources

Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $29.5 million at March 31, 1997. The Company has funded its operations primarily through the private placement of equity securities (aggregating $17.6 million) and a public offering of Common Stock in mid-1995 (aggregating $28.5 million).

For the six months ended March 31, 1997, the Company used net cash of $6.7 million for operating activities, primarily to fund continuing selling and marketing activities of the SAFHS Model 2A and the effect of an increase in the international accounts receivable days outstanding from 240 days at September 30, 1996 to 300 days at March 31, 1997, while domestic accounts receivable remained unchanged at approximately 145 days. (For a further discussion of international accounts receivable, see below, "Business Considerations--Risks Associated With International Operations.") The Company's capital expenditures for the six months ended March 31, 1997 were $135,000. The Company estimates that equipment and furnishings to expand in-house manufacturing and administrative support activities will require capital expenditures of approximately $400,000 during each of fiscal 1997 and 1998.

The Company plans to finance its capital needs principally from existing capital resources, which the Company believes will be sufficient to fund its operations into fiscal 1998, at which time additional funding may be required. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Additional Information

SAFHS 2000(R)

In December 1995, the Company filed with the U. S. Food and Drug Administration ("FDA") for a Pre-Market Approval ("PMA") Supplement for the Company's second-generation SAFHS, SAFHS 2000(R). In March 1997, the Company received approval of this PMA Supplement. The SAFHS 2000 is smaller and lighter than the first-generation SAFHS Model 2A, and is entirely battery operated. Additionally, the SAFHS 2000 is easier for the patient to use, is less costly to manufacture, and provides physicians with the capability to monitor patient compliance.

Clinitex(R) Fracture Management Products

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

In March 1997, the Company began marketing the Clinitex products.

Business Considerations

Limited Operating History

The Company has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, obtaining approval from the FDA for the Company's SAFHS device, developing the Company's sales and marketing organization, supervising the manufacture of the SAFHS device by a contract manufacturer, and commencing sales of its SAFHS device domestically and internationally. The Company was formed for the purpose of acquiring the SAFHS technology and related clinical data, as well as the mechanical-stress technology. The Company has limited direct clinical trial experience. The Company received approval of its PMA Application and began marketing its SAFHS device in October 1994, and therefore has limited experience in marketing and selling its products in commercial quantities. The Company had no previous direct manufacturing experience prior to commencing in-house refurbishing of its SAFHS device in fiscal 1996. Whether the Company can successfully manage the transition to a larger-scale commercial enterprise will depend, in part, upon further developing its distribution network; successfully developing its manufacturing capability; and strengthening its financial and management systems, procedures, and controls. Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

Dependence on Third-Party Reimbursement

The Company has not secured general reimbursement approval for its SAFHS device from any large third-party payor, and to date has received reimbursement approval from third-party payors only on a case-by-case basis. Successful sales of SAFHS devices in the United States, Germany, and other markets depend on the availability of adequate reimbursement from third-party payors such as managed care organizations, workers' compensation insurers, private insurance plans, and government entities. There is significant uncertainty concerning third-party reimbursement for the use of any medical device incorporating new technology, such as the SAFHS device. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that the use of the SAFHS device is safe and effective, not experimental or investigational, medically necessary, appropriate for the specific patient, and cost-effective. In addition, devices incorporating a new technology are often prescribed by physicians for indications other than those approved by the FDA (off-label). Reimbursement for such off-label uses may not be available or permitted by government regulations. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process that requires the Company to provide scientific and clinical support for the use of the SAFHS device to each payor separately. There can be no assurance that third-party reimbursement will be consistently available for the SAFHS device or any of the Company's other products that may be developed or that such third-party reimbursement will be adequate. The United States Congress is currently considering various proposals to significantly reduce Medicare and Medicaid expenditures. Such proposals, if enacted, could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows. Currently, the SAFHS device is not covered under the Medicare program. In addition, third-party payors are increasingly limiting reimbursement coverage for medical devices, and in many instances have put pressure on medical suppliers to lower their prices. The Company currently has limited experience in obtaining reimbursement for its products in countries other than the United States. Lack of or inadequate reimbursement by governmental and other third-party payors for the Company's products would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

History of Losses; Profitability Uncertain; Fluctuations in Operating Results

The Company has incurred substantial losses since inception and, as of March 31, 1997, has an accumulated deficit of approximately $29.5 million. Such losses have resulted principally from expenses associated with obtaining FDA approval for the Company's SAFHS device, engineering and developing the SAFHS and mechanical-stress devices, and establishing and expanding the sales and marketing organization in the United States and in Europe. The Company expects to generate substantial additional losses in the future primarily attributable to development of, and clinical trials for, the mechanical-stress device, clinical trials for expanded indications of the SAFHS technology, the continued expansion of domestic and international sales and marketing activities, and the expansion of manufacturing capability. In addition, the Company expects its operating expenses to increase significantly over the next several years due to increased costs of research and development, primarily in connection with the mechanical-stress device and clinical trials for expanded applications of the SAFHS technology, expansion of direct sales and marketing activities, increase of in-house manufacturing capability, and expansion of administrative functions. Results of operations may fluctuate significantly from quarter to quarter based on such factors, and will also depend upon reimbursement by third-party payors, new product introductions by the Company or its competitors, timing of regulatory actions, expenditures incurred in the research and development of new products, and the mix of product sales between the United States and abroad. The Company's future revenues and profitability are critically dependent on whether it can successfully market and sell its SAFHS device. There can be no assurance that significant revenues or profitability will ever be achieved.

Dependence on Principal Product

Essentially all of the Company's product revenues to date have been derived from sales of its SAFHS device. The SAFHS device is expected to continue to account for substantially all of the Company's revenues for the foreseeable future. The Company's long-term success will depend in part on the successful commercialization of the SAFHS device for its approved indications, the development and regulatory approval of SAFHS devices to treat additional indications, and the acceptance of the SAFHS treatment by the medical community and third-party payors. Failure to gain market acceptance for the SAFHS device or to obtain adequate reimbursement coverage, among other factors, would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Limited Sales and Marketing Experience

The Company began marketing the SAFHS device in the United States in October 1994. Because of limited market awareness of SAFHS therapy, the sales effort is a lengthy process, requiring the Company to educate physicians and third-party payors regarding the clinical benefits and cost-effectiveness of the SAFHS technology, to assist patients in the reimbursement process, and to provide product support to patients. The Company uses a combination of direct sales representatives and a network of independent sales representatives to market and distribute its products. Independent sales representatives typically market orthopaedic and other devices for a variety of manufacturers. These representatives do not have prior experience in the sale or use of devices to accelerate fresh-fracture healing. There can be no assurance that these independent sales representatives will commit the necessary resources to market the SAFHS device effectively or that the Company's direct sales staff will succeed in its efforts to promote the SAFHS technology to physicians and third-party payors.

The Company markets the SAFHS device in several European countries through independent distributors and sales agents, and has recorded sales in Germany, Austria, the Netherlands, Denmark, Switzerland, Belgium, and Israel. The Company also will collaborate with marketing partners in the Pacific Rim to assist with regulatory requirements and to market and distribute the Company's products. The Company has entered into one such agreement covering Japan with Teijin Limited, a Japanese corporation. Each of the foreign markets in which the Company sells, or plans to sell, its products has its own regulatory requirements and approvals, and the distribution, price, and market structure to be established by the Company might vary from country to country. No assurance can be given that the Company can successfully market the SAFHS device in Europe or that it can secure additional marketing partners in the Pacific Rim on terms acceptable to the Company, or at all.

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

Risks Associated with International Operations

The Company established a subsidiary in Germany during fiscal 1995 as part of its strategy to introduce the SAFHS device in Europe, and commenced commercial distribution of the device in certain European countries during fiscal 1996. International product sales were 14% of total product sales in fiscal 1996 and 30% for the six months ended March 31, 1997, and such revenues are expected to continue to represent a significant percentage of total revenues. The Company believes that its profitability and continued growth will require expansion of sales in foreign markets, and so it intends to continue to expand its operations outside the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance that the Company will be able to achieve market acceptance of its products in international markets or maintain or increase international market demand for its products.

The international accounts receivable is primarily derived from sales in Germany, where the Company has obtained limited regional reimbursement on a case-by-case basis. The Company has submitted a formal application to the National Krankenkasse requesting approval of reimbursement nationwide. The Company believes that approval nationwide could expedite the reimbursement process on future claims. There can be no assurance that the Company will obtain a favorable ruling on its request.

The Company's international product sales are denominated in foreign currencies. Management can give no assurances that changes in currency and exchange rates will not materially affect the Company's revenues, costs, cash flows, and business practices and plans. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, extended accounts receivable payment cycles, reimbursement approvals (both government and private), difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurances that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition, results of operations, and cash flows.

Dependence on Single Sources of Manufacture and Supply

The Company's SAFHS device is currently manufactured by a contract manufacturer. The purchase orders between the Company and the contract manufacturer require the Company to purchase a minimum number of SAFHS devices from the contract manufacturer for the term of the agreement, effective to 1998. The contract manufacturer's facility has been inspected by the FDA and is currently the only facility approved for the production of the SAFHS device under the FDA's Good Manufacturing Practices ("GMP") requirements. Any failure by the contract manufacturer to maintain its manufacturing facility in accordance with GMP requirements could result in the inability of such contract manufacturer to manufacture the SAFHS device and may limit the Company's ability to deliver the SAFHS device to physicians or patients, which would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

Extensive Government Regulation

The manufacture and sale of medical devices are subject to extensive government regulation in the United States and in other countries. The process of obtaining FDA and other required regulatory approvals can be time-consuming, expensive, and uncertain, frequently requiring several years from commencing clinical trials to receiving regulatory approval. For example, the process of conducting clinical trials and obtaining the PMA for the SAFHS Model 2A took nine years. The Company will be required to file PMA supplements for new indications for its SAFHS technology. In addition, modifications to its SAFHS devices may require PMA supplements. These supplements may not be accepted by the FDA, in which case the Company would be required to undertake and complete the entire PMA process in order to use future SAFHS devices to treat those additional indications or commercialize a modified device. Furthermore, there can be no assurance that the Company will obtain any such approvals on a timely basis, or at all, which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows. The Company filed for a PMA Supplement for its second-generation SAFHS, SAFHS 2000(R), in December 1995, and in March 1997, the FDA approved this PMA Supplement, which allows the Company to commercially distribute the SAFHS 2000. The Company will also be required to file a PMA application for its mechanical-stress device, if and when development is completed. No assurance can be given that such application will be made, and if made, that a PMA will be granted on a timely basis, or at all. In order for the Company to market the SAFHS device or any future products in foreign jurisdictions, it will be required to seek regulatory approvals in those jurisdictions. No assurance can be given that the Company can obtain required regulatory approvals in foreign countries on a timely basis, or at all.

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

                  In early March 1997, the Company received a demand from Pilla Consulting, Inc. and Arthur A. Pilla (collectively, "Pilla") for royalties allegedly due pursuant to a consulting agreement between Pilla Consulting and the predecessor company to Interpore. Pilla claims entitlement to royalties of 1.25% of the net revenues generated from the sale of SAFHS devices. The Company does not believe that Pilla's claim has any merit. For that reason, on April 2, 1997, the Company filed a complaint against Pilla in the Supreme Court for the State of New York seeking a judicial declaration that the Company is not liable to Pilla for any royalties. The Company intends to aggressively pursue the action against Pilla and to vigorously defend against any counterclaim(s) by Pilla seeking said royalties or equivalent payments under any legal theory. There can be no assurance, however, that Pilla's claim will not be upheld.


ITEM 2.           Changes in Securities

                  None.


ITEM 3.           Defaults Upon Senior Securities

                  None.


ITEM 4.           Submission of Matters to a Vote of Security Holders


                  (a) The Company's Annual Meeting of Stockholders was held on February 7, 1997.

                  (c)      The motions before stockholders were:

                           (1)      To elect six Directors.

                                                                  Votes      Votes     Votes                 Broker
                                    Name of Director               For      Against  Withheld  Abstentions  Nonvotes
                                    ----------------               ---      -------  --------  -----------  --------
                                    John P. Ryaby               7,675,513      -       6,400        -          -
                                    Patrick A. McBrayer         7,675,513      -       6,400        -          -
                                    Buzz Benson                 7,675,513      -       6,400        -          -
                                    Donald J. Lothrop           7,675,513      -       6,400        -          -
                                    David J. Ottensmeyer, M.D.  7,675,513      -       6,400        -          -
                                    Terence D. Wall             7,675,513      -       6,400        -          -

                           (2) To ratify the selection of Arthur Andersen LLP, independent public accountants, as auditors of the Company for the fiscal year ending September 30, 1997.

                                    Votes For          7,666,136
                                    Votes Against         12,000
                                    Votes Withheld            -
                                    Abstentions            3,777
                                    Broker Nonvotes           -


ITEM 5.           Other Information

                  None.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                       3.1    Second   Amended  and  Restated   Certificate   of
                              Incorporation  of  the  Company.  Incorporated  by
                              reference  to Exhibit  3.1 to the  Company's  Form
                              10-Q for the third quarter ended June 30, 1995.
                       3.2    Amended  and  Restated   Bylaws  of  the  Company.
                              Incorporated  by  reference  to Exhibit 3.3 to the
                              Company's   Form   S-1   Registration    Statement
                              (Registration No. 33-92740).
                       4.1    See  Exhibits  3.1 and 3.2 for  provisions  of the
                              Certificate  of  Incorporation  and  Bylaws of the
                              Company defining rights of holders of Common Stock
                              of the Company.
                       10.1   Amended and Restated  Investors'  Rights Agreement
                              dated as of November  14, 1994 among the  Company,
                              the  investors  listed on Schedule A thereto,  and
                              the  individuals  listed on  Schedule  B  thereto.
                              Incorporated  by  reference to Exhibit 10.1 to the
                              Company's   Form   S-1   Registration    Statement
                              (Registration No. 33-92740).
                       10.2   Asset Purchase Agreement dated as of March 1, 1993
                              among Applied Epigenetics, Inc. ("AEI"), Interpore
                              International,  Inc., and Interpore  Orthopaedics,
                              Inc.  Incorporated by reference to Exhibit 10.2 to
                              the  Company's  Form  S-1  Registration  Statement
                              (Registration No. 33-92740).
                       10.3   [RESERVED]
                       10.4   Employment   Agreement   dated  February  3,  1994
                              between the  Company and John Bohan.  Incorporated
                              by reference to Exhibit 10.4 to the Company's Form
                              S-1  Registration   Statement   (Registration  No.
                              33-92740).
                       10.5   Form of Consulting  Agreements between the Company
                              and each of Drs.  McLeod  and Rubin,  as  amended.
                              Incorporated  by  reference to Exhibit 10.5 to the
                              Company's   Form   S-1   Registration    Statement
                              (Registration No. 33-92740).
                       10.6   Form of Stock  Restriction  Agreement  between the
                              Company  and each of Drs.  McLeod  and  Rubin  and
                              Messrs.  Reisner,  Ryaby,  Talish,  McBrayer,  and
                              Bohan.  Incorporated  by reference to Exhibit 10.6
                              to the Company's Form S-1  Registration  Statement
                              (Registration No. 33-92740).
                       10.7   Form  of  Stock  Purchase  Agreement  between  the
                              Company and each of Messrs.  Reisner,  Ryaby,  and
                              Talish.  Incorporated by reference to Exhibit 10.7
                              to the Company's Form S-1  Registration  Statement
                              (Registration No. 33-92740).
                       10.8+  Manufacturing  Agreement  dated  January  20, 1994
                              between the  Company and Hi-Tronics Designs,  Inc.
                              Incorporated  by  reference to Exhibit 10.8 to the
                              Company's   Form   S-1   Registration    Statement
                              (Registration No. 33-92740).
                       10.9   Form of 1993 Stock  Option Plan Option  Agreement.
                              Incorporated  by  reference to Exhibit 10.9 to the
                              Company's   Form   S-1   Registration    Statement
                              (Registration No. 33-92740).
                       10.10  1995   Stock   Option  /  Stock   Issuance   Plan.
                              Incorporated  by reference to Exhibit 10.10 to the
                              Company's   Form   S-1   Registration    Statement
                              (Registration No. 33- 92740).
                       10.11  Employee  Stock  Purchase  Plan.  Incorporated  by
                              reference to Exhibit 10.12 to the  Company's  Form
                              S-1  Registration   Statement   (Registration  No.
                              33-92740).
                       10.12  Lease  Agreement  dated  December  13, 1994 by and
                              between the Company and Siemens  Medical  Systems,
                              Inc. Incorporated by reference to Exhibit 10.13 to
                              the  Company's  Form  S-1  Registration  Statement
                              (Registration No. 33-92740).
                       10.13  License Agreement dated March 26, 1992 between AEI
                              and  Drs.   McLeod  and  Rubin.   Incorporated  by
                              reference to Exhibit 10.14 to the  Company's  Form
                              S-1  Registration   Statement   (Registration  No.
                              33-92740).
                       10.14  SAFHS  Agreement  dated  November 30, 1995 between
                              the Company and Teijin  Limited.  Incorporated  by
                              reference to Exhibit 10.14 to the  Company's  Form
                              10-K for the year ended September 30, 1995.
                       10.15+ Mechanical-Stress  Agreement  dated  November  30,
                              1995  between  the  Company  and  Teijin  Limited.
                              Incorporated  by reference to Exhibit 10.15 to the
                              Company's  Form 10-K for the year ended  September
                              30, 1995.
                       10.16* Employment  Agreement  dated March 1, 1997 between
                              the Company and Patrick A. McBrayer.
                       21.1   List of Subsidiary.  Incorporated  by reference to
                              Exhibit  21.1 to the  Company's  Form 10-K for the
                              year ended September 30, 1995.
                       27*    Financial Data Schedule.
                       99.1   Preferred Shares Rights Agreement,  dated December
                              6, 1996,  between the Company  and  Registrar  and
                              Transfer  Company,  including the  Certificate  of
                              Determination, the Form of Rights Certificate, and
                              the summary of Rights attached thereto as Exhibits
                              A,  B,  and  C,   respectively.   Incorporated  by
                              reference  to Exhibit 99.1 to the  Company's  Form
                              10-K for the year ended September 30, 1996.
                      ------------
                      * Filed herewith.
                      + Confidential treatment granted.

                  (b)  Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  EXOGEN, INC.
                                                 (Registrant)




May 13, 1997                        By:  /s/ Patrick A. McBrayer
                                         -------------------------
                                         Patrick A. McBrayer, President and
                                         Chief Executive Officer




May 13, 1997                        By:  /s/ Richard H. Reisner
                                         ------------------------
                                         Richard H. Reisner, Vice President and
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

                                  EXOGEN, INC.

                                  EXHIBIT INDEX

             Number                             Description
             ------                             -----------

               3.1 Second Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the third quarter ended June 30, 1995.
               3.2 Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.3 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
               4.1 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company.
               10.1 Amended and Restated Investors' Rights Agreement dated as of November 14, 1994 among the Company, the investors listed on Schedule A thereto, and the individuals listed on Schedule B thereto. Incorporated by reference to Exhibit 10.1 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
               10.2 Asset Purchase Agreement dated as of March 1, 1993 among Applied Epigenetics, Inc. ("AEI"), Interpore
                         International, Inc. and Interpore Orthopaedics, Inc. Incorporated by reference to Exhibit 10.2 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
               10.3      [RESERVED]
               10.4 Employment Agreement dated February 3, 1994 between the Company and John Bohan. Incorporated by reference to
                         Exhibit 10.4 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
               10.5 Form of Consulting Agreements between the Company and each of Drs. McLeod and Rubin, as amended. Incorporated by reference to Exhibit 10.5 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
               10.6 Form of Stock Restriction Agreement between the Company and each of Drs. McLeod and Rubin and Messrs. Reisner, Ryaby, Talish, McBrayer, and Bohan. Incorporated by reference to Exhibit 10.6 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
               10.7      Form of Stock  Purchase  Agreement  between the Company
                         and each of Messrs. Reisner, Ryaby, and Talish. Incorporated by reference to Exhibit 10.7 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
               10.8+ Manufacturing Agreement dated January 20, 1994 between the Company and Hi-Tronics Designs, Inc. Incorporated by reference to Exhibit 10.8 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).

                                  EXOGEN, INC.

             Number                             Description
             ------                             -----------


               10.9      Form  of  1993  Stock  Option  Plan  Option  Agreement.
                         Incorporated  by  reference  to  Exhibit  10.9  to  the
                         Company's Form S-1 Registration Statement (Registration
                         No. 33-92740).
               10.10     1995 Stock Option / Stock Issuance  Plan.  Incorporated
                         by reference to Exhibit 10.10 to the Company's Form S-1
                         Registration Statement (Registration No. 33-92740).
               10.11     Employee Stock Purchase Plan. Incorporated by reference
                         to Exhibit 10.12 to the Company's Form S-1 Registration
                         Statement (Registration No. 33-92740).
               10.12     Lease  Agreement dated December 13, 1994 by and between
                         the   Company  and  Siemens   Medical   Systems,   Inc.
                         Incorporated  by  reference  to  Exhibit  10.13  to the
                         Company's Form S-1 Registration Statement (Registration
                         No. 33-92740).
               10.13     License  Agreement dated March 26, 1992 between AEI and
                         Drs.  McLeod and Rubin.  Incorporated  by  reference to
                         Exhibit  10.14 to the Company's  Form S-1  Registration
                         Statement (Registration No. 33-92740).
               10.14     SAFHS  Agreement  dated  November  30, 1995 between the
                         Company and Teijin  Limited.  Incorporated by reference
                         to  Exhibit  10.14 to the  Company's  Form 10-K for the
                         year ended September 30, 1995.
               10.15+    Mechanical-Stress  Agreement  dated  November  30, 1995
                         between the Company and Teijin Limited. Incorporated by
                         reference to Exhibit 10.15 to the  Company's  Form 10-K
                         for the year ended September 30, 1995.
               10.16*    Employment  Agreement  dated March 1, 1997  between the
                         Company and Patrick A. McBrayer.
               21.1      List  of  Subsidiary.   Incorporated  by  reference  to
                         Exhibit  21.1 to the  Company's  Form 10-K for the year
                         ended September 30, 1995.
               27*       Financial Data Schedule.
               99.1      Preferred  Shares Rights  Agreement,  dated December 6,
                         1996,  between the Company and  Registrar  and Transfer
                         Company,  including the  Certificate of  Determination,
                         the Form of  Rights  Certificate,  and the  summary  of
                         Rights  attached  thereto  as  Exhibits  A,  B,  and C,
                         respectively. Incorporated by reference to Exhibit 99.1
                         to the Company's Form 10-K for the year ended September
                         30, 1996.
              -------------------
              * Filed herewith.
              + Confidential treatment granted.