Form 10-Q
period 1997-06-30
EXOGEN INC
filed 1997-08-11
CIK 934094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date Common Stock, par value $0.0001 per share: 9,984,252 shares outstanding at July 31, 1997.

                                  EXOGEN, INC.
                          Quarterly Report on Form 10-Q
                                  June 30, 1997



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

         Item 4. Submission of Matters to a Vote of Security Holders . . . . . .

         Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . .

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                                   EXOGEN, INC.

                                           CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except share data)

                                                                                      June 30,     September 30,
                                                                                        1997           1996
                                                                                      --------       --------
                                                                                    (Unaudited)
                    ASSETS
Current assets:
    Cash and cash equivalents ..................................................      $  4,338       $  8,115
    Short-term investments .....................................................         4,532          6,824
    Accounts receivable, net ...................................................         3,576          2,943
    Inventories ................................................................         1,465          1,239
    Interest receivable ........................................................           128            202
    Other current assets .......................................................           362            344
                                                                                      --------       --------
                 Total current assets ..........................................        14,401         19,667
Furniture, fixtures and equipment, net .........................................           788            979
Long-term investments ..........................................................         1,010          4,595
Other assets ...................................................................           263            270
                                                                                      --------       --------
                 Total assets ..................................................      $ 16,462       $ 25,511
                                                                                      ========       ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accounts payable ...........................................................      $    394       $    685
    Accrued liabilities ........................................................         2,188          1,625
    Capital lease obligations ..................................................             4             15
    Other current liabilities ..................................................             7            107
                                                                                      --------       --------
                 Total current liabilities .....................................         2,593          2,432
Capital lease obligations ......................................................          --                2
                                                                                      --------       --------
                 Total liabilities .............................................         2,593          2,434

Commitments and contingencies (Note 2)

                                                 EXOGEN, INC.

                                          CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share data)
                                                  (continued)

                                                                                      June 30,     September 30,
                                                                                        1997           1996
                                                                                      --------       --------
                                                                                    (Unaudited)

Stockholders' equity:
    Preferred Stock, $0.0001 par value;  3,000,000 shares authorized at June 30,
         1997 and September 30,1996;
         no shares issued or outstanding .......................................          --             --
    Common Stock,  $0.0001 par value; 27,000,000 shares authorized at June 30,
         1997 and September 30, 1996; 9,954,768 shares issued and outstanding at
         June 30, 1997 and 9,909,192 shares issued and outstanding at
         September 30, 1996 ....................................................             1              1
    Additional paid-in capital .................................................        46,492         46,272
    Cumulative translation adjustment ..........................................          (248)           (22)
    Accumulated deficit ........................................................       (32,376)       (23,174)
                                                                                      --------       --------
                 Total stockholders' equity ....................................        13,869         23,077
                                                                                      --------       --------
                 Total liabilities and stockholders' equity ....................      $ 16,462       $ 25,511
                                                                                      ========       ========



           The accompanying notes are an integral part of these consolidated financial statements.

                                               EXOGEN, INC.

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in thousands, except per share data)


                                                       Three Months Ended           Nine Months Ended
                                                            June 30,                     June 30,
                                                   -----------------------       -----------------------
                                                      1997           1996           1997           1996
                                                   --------       --------       --------       --------
                                                          (Unaudited)                  (Unaudited)
Revenues:
     Product sales ..........................      $  1,764       $  1,816       $  5,240       $  4,164
     Revenues from development agreements ...          --             --             --              800
                                                   --------       --------       --------       --------
           Total revenues ...................         1,764          1,816          5,240          4,964
                                                   --------       --------       --------       --------

Operating costs and expenses:
     Cost of product sales ..................           961          1,071          3,049          2,443
     Research and development ...............           806            998          2,490          2,999
     Selling, general, and administrative ...         3,053          2,859          9,454          7,714
                                                   --------       --------       --------       --------
           Total operating costs and expenses         4,820          4,928         14,993         13,156
                                                   --------       --------       --------       --------

     Operating loss .........................        (3,056)        (3,112)        (9,753)        (8,192)

Other income (expense):
     Interest income, net ...................           160            334            599          1,146
     Other expense, net .....................            (8)           (19)           (48)          (175)
                                                   --------       --------       --------       --------
           Total other income, net ..........           152            315            551            971
                                                   --------       --------       --------       --------

     Net loss ...............................      $ (2,904)      $ (2,797)      $ (9,202)      $ (7,221)
                                                   ========       ========       ========       ========


Net loss per share ..........................      $  (0.29)      $  (0.28)      $  (0.93)      $  (0.73)
                                                   ========       ========       ========       ========

Weighted average shares outstanding .........         9,955          9,881          9,934          9,866




         The accompanying notes are an integral part of these consolidated financial statements.

                                             EXOGEN, INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)

                                                                                   Nine Months Ended
                                                                                       June 30,
                                                                                ---------------------
                                                                                  1997           1996
                                                                              --------       --------
                                                                                     (Unaudited)
Cash flows from operating activities:
     Net loss ..........................................................      $ (9,202)      $ (7,221)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization ................................           364            271
          Amortization of net premium (discount) on short- and long-term
            investments ................................................            56           (219)
          Amortization of nonemployee stock
            option compensation ........................................            90           --
          Provision for losses on accounts receivable ..................           100           --
          Other adjustments ............................................             2             15
     Decrease (increase) in assets:
          Accounts receivable, net .....................................          (929)        (1,724)
          Interest receivable ..........................................            74           (223)
          Inventories ..................................................          (265)            35
          Other current assets .........................................           (21)            22
          Other assets .................................................          --               28
     Increase (decrease) in liabilities:
          Accounts payable .............................................          (277)           263
          Accrued liabilities ..........................................           585            255
          Other current liabilities ....................................           (99)          --
                                                                              --------       --------
               Net cash used in operating activities ...................        (9,522)        (8,498)
                                                                              --------       --------

Cash flows from investing activities:
     Purchase of short- and long-term investments ......................        (1,392)       (19,673)
     Proceeds from sale of short- and long-term
       investments .....................................................         7,212         14,976
     Purchase of furniture, fixtures and equipment .....................          (168)          (381)
                                                                              --------       --------
               Net cash provided by (used in) investing activities .....         5,652         (5,078)
                                                                              --------       --------

                                             EXOGEN, INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)
                                             (continued)

                                                                                   Nine Months Ended
                                                                                       June 30,
                                                                                ---------------------
                                                                                  1997           1996
                                                                              --------       --------
                                                                                     (Unaudited)
Cash flows from financing activities:
     Proceeds from exercise of stock options ...........................             5             37
     Proceeds from sale of Common Stock ................................           125            104
     Principal payments under capital leases ...........................           (13)           (11)
                                                                              --------       --------
               Net cash provided by financing activities ...............           117            130
                                                                              --------       --------

Effect of exchange rate changes on cash and cash
  equivalents ..........................................................           (24)             3
                                                                              --------       --------

Net decrease in cash and cash equivalents ..............................        (3,777)       (13,443)
Cash and cash equivalents, beginning of period .........................         8,115         22,176
                                                                              --------       --------
Cash and cash equivalents, end of period ...............................      $  4,338       $  8,733
                                                                              ========       ========



       The accompanying notes are an integral part of these consolidated financial statements.

                                  EXOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) that management considers necessary to present fairly the financial position of Exogen, Inc. ("the Company") as of June 30, 1997; the results of operations for the three and nine months ended June 30, 1997 and 1996; and the cash flows for the nine months then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements, which include the financial position, results of operations, and cash flows for Exogen, Inc. and its wholly owned subsidiary, Exogen (Europe) GmbH, should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 1996, included in the Company's Annual Report on Form 10-K.


2.       COMMITMENTS AND CONTINGENCIES

         The Company is subject to claims and litigation in the ordinary course of business. In management's opinion, such claims are not material to the Company's financial position, its results of operations, or its cash flows.


3.       NET LOSS PER COMMON SHARE

         Net loss per share for the three and nine months ended June 30, 1997 and 1996, is calculated according to Accounting Principles Board Opinion No. 15, "Earnings per Share," and is based on the weighted average number of shares of Common Stock outstanding during the periods presented. Options have been excluded because they are antidilutive.

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

4.       NONRECURRING CHARGE

         The operating loss for the three months and nine months ended June 30, 1997, includes a nonrecurring charge of approximately $150,000, related to a workforce reduction in the quarter ended June 30, 1997.

5.       INVENTORIES

         Inventories consist of the following:

                                                      June 30,     September 30,
                                                       1997            1996
                                                      ------          ------
                                                            (in thousands)

Finished goods .........................              $1,069          $  768
Parts and components ...................                 396             471
                                                      ------          ------
                                                      $1,465          $1,239
                                                      ======          ======

6.       SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

                                                     Nine Months Ended June 30,
                                                       1997            1996
                                                       ----            ----
                                                           (in thousands)

         Interest paid...........................     $   10           $  6

                                  EXOGEN, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

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

Results of Operations

Nine Months Ended June 30, 1997, and June 30, 1996

Through June 30, 1997, essentially all of the Company's product revenues were generated from sales of the Company's Sonic Accelerated Fracture Healing System ("SAFHS") Model 2A device and the second-generation SAFHS 2000(R). (For a further discussion of the second-generation SAFHS, see "Additional Information--SAFHS 2000(R)" below.) For the nine months ended June 30, 1997, product sales were $5.2 million compared with $4.2 million for the nine months ended June 30, 1996, an increase of $1.1 million (or 26%). International product sales were 27% of total product sales for the nine months ended June 30, 1997, compared with 8% for the nine months ended June 30, 1996.

For the nine months ended June 30, 1997, the Company recorded no revenues related to development agreements with Teijin Limited, a Japanese corporation, compared with $800,000 of such revenues reported for the nine months ended June 30, 1996. These development agreements cover two of the Company's technologies:
(1) the SAFHS device and (2) the mechanical-stress device under development. The SAFHS agreement provides for milestone payments to the Company for Teijin's development of the product for launch in Japan. The Company will manufacture and supply SAFHS devices to Teijin for clinical trials and subsequent sales in Japan. Teijin is responsible for complying with regulatory requirements and for marketing and distributing the SAFHS device in Japan. The mechanical-stress agreement provides for milestone payments to the Company that will support, in part, the Company's clinical trials in the United States in exchange for a first option in favor of Teijin to negotiate a development and distribution agreement for this device for the Japanese market.

Cost of product sales was $3.0 million for the nine months ended June 30, 1997, compared with $2.4 million for the nine months ended June 30, 1996. Excluding revenues related to development agreements, gross profit for the nine months ended June 30, 1997, was $2.2 million (or 41.8% as a percentage of product sales), compared with $1.7 million (or 41.3%) for the nine months ended June 30, 1996. The $470,000 increase (or 27%) in gross profit was principally due to the increase in product volume and reduced per-unit product costs, partially offset by a decrease in the average realized selling price of a SAFHS, which was approximately $2,005 for the nine months ended June 30, 1997, compared with approximately $2,350 for the nine months ended June 30, 1996. The decrease in average realized selling price was primarily due to an increase in the allowances for returns and for amounts that might not be reimbursed by third-party payors.

Research and development expenses for the nine months ended June 30, 1997, decreased to $2.5 million from $3.0 million for the nine months ended June 30, 1996. The decrease of $509,000 (or 17%) was primarily due to (1) reduced expenditures for designing and building the mechanical-stress device for clinical studies, (2) the discontinuation of shipments of SAFHS devices in connection with certain clinical prescriptions for which reimbursement is currently not available, and (3) reduced costs associated with analyses of clinical data for the SAFHS therapy. These decreases were partially offset by increased expenses associated with additional research projects.

Selling, general, and administrative expenses for the nine months ended June 30, 1997, increased to $9.5 million from $7.7 million for the nine months ended June 30, 1996. The $1.7 million (or 23%) increase resulted from (1) expanded selling and marketing efforts related to the SAFHS Model 2A, both in the United States and in Europe, and the second- generation SAFHS 2000, in the United States, (2) increased activities relating to reimbursement efforts, and (3) a nonrecurring charge of approximately $150,000, related to a workforce reduction in the quarter ended June 30, 1997.

Net interest income for the nine months ended June 30, 1997, decreased to $599,000 from $1.1 million for the nine months ended June 30, 1996, consistent with the level of funds available for investment.

The Company incurred a net loss of $9.2 million, or $0.93 per share, for the nine months ended June 30, 1997, compared with a net loss of $7.2 million, or $0.73 per share, for the nine months ended June 30, 1996. The increase of $2.0 million (or 27%) in net loss was caused principally by the factors discussed above.

Three Months Ended June 30, 1997, and June 30, 1996

For the three months ended June 30, 1997, product sales remained constant at $1.8 million compared with product sales for the three months ended June 30, 1996. International product sales were 22% of total product sales for the three months ended June 30, 1997, compared with 17% for the three months ended June 30, 1996.

The Company recorded no revenues related to development agreements with Teijin Limited, a Japanese corporation, for either the three months ended June 30, 1997, or the three months ended June 30, 1996. (See the nine-month discussion above for a description of the development agreements.)

Cost of product sales was $961,000 for the three months ended June 30, 1997, compared with $1.1 million for the three months ended June 30, 1996. Gross profit for the three months ended June 30, 1997, was $803,000 (or 45.5% as a percentage of product sales), compared with $745,000 (or 41.0%) for the three months ended June 30, 1996. The $58,000 increase (or 8%) in gross profit was principally due to the increase in product volume and reduced per-unit product costs, partially offset by a decrease in the average realized selling price of a SAFHS, which was approximately $1,970 for the three months ended June 30, 1997, compared with approximately $2,285 for the three months ended June 30, 1996. The decrease in average realized selling price was primarily due to an increase in the allowances for returns and for amounts that might not be reimbursed by third-party payors.

Research and development expenses for the three months ended June 30, 1997, decreased to $806,000 from $998,000 for the three months ended June 30, 1996. The decrease of $192,000 (or 19%) was primarily due to (1) the completion of expenditures associated with several studies, (2) the discontinuation of shipments of SAFHS devices in connection with certain clinical prescriptions for which reimbursement is currently not available, and (3) reduced expenditures for designing and building the mechanical-stress device for clinical studies.

Selling, general, and administrative expenses for the three months ended June 30, 1997, increased to $3.1 million from $2.9 million for the three months ended June 30, 1996. The $194,000 (or 7%) increase resulted from (1) a nonrecurring charge of approximately $150,000, related to a workforce reduction in the quarter ended June 30, 1997, and (2) increased activities relating to reimbursement efforts.

Net interest income for the three months ended June 30, 1997, decreased to $160,000 from $334,000 for the three months ended June 30, 1996, consistent with the level of funds available for investment.

The Company incurred a net loss of $2.9 million, or $0.29 per share, for the three months ended June 30, 1997, compared with a net loss of $2.8 million, or $0.28 per share, for the three months ended June 30, 1996. The increase of $107,000 (or 4%) in net loss was caused principally by the factors discussed above.

Liquidity and Capital Resources

Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $32.4 million at June 30, 1997. The Company has funded its operations primarily through the private placement of equity securities (aggregating $17.6 million) and a public offering of Common Stock in mid-1995 (aggregating $28.5 million).

For the nine months ended June 30, 1997, the Company used net cash of $9.5 million for operating activities, primarily to fund (1) selling and marketing of the SAFHS Model 2A and, in the third quarter of fiscal 1997, the SAFHS 2000 and
(2) an increase in the international accounts receivable days outstanding from 240 days at September 30, 1996, to 340 days at June 30, 1997. The increase reflects a protracted reimbursement process at the local level due to the absence of nationwide approval of the SAFHS technology in Germany. (For a further discussion of international accounts receivable, see below, "Business Considerations--Risks Associated With International Operations.") The Company's capital expenditures for the nine months ended June 30, 1997, were $168,000. The Company estimates that equipment and furnishings to expand in-house manufacturing and administrative support activities will require essentially no further capital expenditures during fiscal 1997 and approximately $400,000 during fiscal 1998.

To help conserve its capital resources, the Company reduced its workforce in the quarter ended June 30, 1997. Through the reduction, the Company expects to realize approximately $750,000 of annual pretax savings; approximately $221,000 will be saved in fiscal 1997.

The Company plans to finance its capital needs principally from existing capital resources, which the Company believes will be sufficient to fund its operations through fiscal 1998, at which time additional funding may be required. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Additional Information

SAFHS 2000(R)

In December 1995, the Company filed with the U. S. Food and Drug Administration ("FDA") for a Pre-Market Approval ("PMA") Supplement for the Company's second-generation SAFHS, SAFHS 2000(R). In March 1997, the Company received approval of this PMA Supplement, and in May 1997 the Company began marketing the SAFHS 2000 in the United States. The SAFHS 2000 is smaller and lighter than the first-generation SAFHS Model 2A, and is entirely battery operated. Additionally, the SAFHS 2000 is easier for the patient to use, is less costly to manufacture, and provides physicians with the capability to monitor patient compliance.

Business Considerations

Limited Operating History

The Company has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, obtaining approval from the FDA for the Company's SAFHS device, developing the Company's sales and marketing organization, supervising the manufacture of the SAFHS device by a contract manufacturer, developing in-house manufacturing capability, and selling its SAFHS device domestically and internationally. The Company was formed for the purpose of acquiring the SAFHS technology and related clinical data, as well as the mechanical-stress technology. The Company has limited direct clinical trial experience. The Company received approval of its PMA Application for the SAFHS Model 2A device and began marketing it in October 1994, and further received approval of the SAFHS 2000 device and began marketing the SAFHS 2000 in May 1997, and therefore has limited experience in marketing and selling its products in commercial quantities. The Company had no previous direct manufacturing experience prior to commencing in-house refurbishing of its SAFHS device in fiscal 1996. Whether the Company can successfully manage the transition to a larger-scale commercial enterprise will depend, in part, upon further developing its distribution network; successfully developing its manufacturing capability; and strengthening its financial and management systems, procedures, and controls. Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

History of Losses; Profitability Uncertain; Fluctuations in Operating Results

The Company has incurred substantial losses since inception and, as of June 30, 1997, has an accumulated deficit of approximately $32.4 million. Such losses have resulted principally from expenses associated with obtaining FDA approval for the Company's SAFHS device, engineering and developing the SAFHS and mechanical-stress devices, and establishing and expanding the sales and marketing organization in the United States and in Europe. The Company expects to generate substantial additional losses in the future primarily attributable to development of, and clinical trials for, the mechanical-stress device, clinical trials for expanded indications of the SAFHS technology, the continued expansion of domestic and international sales and marketing activities, and the expansion of in-house manufacturing capability. Results of operations may fluctuate significantly from quarter to quarter based on such factors, and will also depend upon reimbursement by third-party payors, new product introductions by the Company or its competitors, timing of regulatory actions, expenditures incurred in the research and development of new products, and the mix of product sales between the United States and abroad. The Company's future revenues and profitability are critically dependent on whether it can successfully market and sell its SAFHS device. There can be no assurance that significant revenues or profitability will ever be achieved.

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

Risks Associated with International Operations

The Company established a subsidiary in Germany during fiscal 1995 as part of its strategy to introduce the SAFHS device in Europe, and commenced commercial distribution of the device in certain European countries during fiscal 1996. International product sales, which were principally in Germany, were 14% of total product sales in fiscal 1996 and 27% for the nine months ended June 30, 1997, and such revenues are expected to continue to represent a significant percentage of total revenues. The Company believes that its profitability and continued growth will require expansion of sales in foreign markets, and so it intends to continue to expand its operations outside the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance that the Company will be able to achieve market acceptance of its products in international markets or maintain or increase international market demand for its products.

As of June 30, 1997, the balance in international accounts receivable, net of allowances for returns and bad debt, was $1.8 million, with a days outstanding of approximately 340 days. The international accounts receivable is primarily derived from sales in Germany, where the Company has received limited local reimbursement on a case-by-case basis. To assist the collection of outstanding claims and to expedite the reimbursement process on future claims, the Company is seeking nationwide approval by the National Krankenkasse, the German governing organization that establishes medical reimbursement policy for health-care providers. To this end, the Company has submitted a formal application to the National Krankenkasse. The application process includes a scientific assessment and a reimbursement assessment; the Company is currently in the scientific-assessment phase. There can be no assurance that the Company will obtain a favorable ruling on its request for nationwide approval on a timely basis, if at all. Lack of approval by the National Krankenkasse for the Company's products could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

Manufacturing and Related Risks

The Company has developed in-house refurbishing capability for the SAFHS Model 2A device, and has also developed in-house manufacturing capability for the SAFHS 2000 device. In addition, the Company uses a contract manufacturer to manufacture a portion of the Company's SAFHS 2000 production. Both the Company's and the contract manufacturer's respective facilities have been inspected by the FDA, and have been approved for the production of the SAFHS 2000 under the FDA's Good Manufacturing Practices ("GMP") requirements. Any failure by either the Company or the contract manufacturer to maintain its respective facility in accordance with GMP requirements could result in the inability to manufacture the SAFHS device on a commercial scale, and could limit the Company's ability to deliver the SAFHS device to physicians or patients, which would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

The Company's arrangement with the contract manufacturer requires the Company to purchase a minimum number of SAFHS devices from the contract manufacturer for the term of the agreement, effective to 1998. Although the Company and the contract manufacturer are discussing amending these terms related to the SAFHS 2000, there can be no assurance that agreement on such amendment will be reached.

Several components incorporated in the SAFHS device currently are, and will continue to be, manufactured by single- source vendors. For certain of these components, there are relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly. Any supply interruption from single-source vendors would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

Extensive Government Regulation

The manufacture and sale of medical devices are subject to extensive government regulation in the United States and in other countries. The process of obtaining FDA and other required regulatory approvals can be time-consuming, expensive, and uncertain, frequently requiring several years from commencing clinical trials to receiving regulatory approval. For example, the process of conducting clinical trials and obtaining the PMA for the SAFHS Model 2A took nine years. The Company is required to file PMA supplements for new or expanded indications for its SAFHS technology. In addition, modifications to its SAFHS devices may require PMA supplements. If a supplement were not accepted by the FDA, the Company would be required to undertake and complete the entire PMA process in order to use future SAFHS devices to treat those additional indications or commercialize a modified device. There can be no assurance that the Company will obtain any such approvals on a timely basis, or at all, which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

The Company filed a PMA Supplement for its second-generation SAFHS, SAFHS 2000, in December 1995, and in March 1997, the FDA approved this PMA Supplement, which allows the Company to commercially distribute the SAFHS 2000. The Company recently filed a PMA Supplement seeking approval of an expanded indication for the SAFHS 2000, but withdrew that application in July 1997 to revise and resubmit it for both expanded and new applications. The Company expects to refile this Supplement during the fourth quarter of fiscal 1997. The Company will also be required to file a PMA application for its mechanical-stress device, if and when development is completed. No assurance can be given that such application will be made, and if made, that a PMA or a supplement to an existing PMA will be granted on a timely basis, or at all. In order for the Company to market the SAFHS device or any future products in foreign jurisdictions, it will be required to seek regulatory approvals in those jurisdictions. No assurance can be given that the Company can obtain required regulatory approvals in foreign countries on a timely basis, or at all.

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

Royalty Payment Obligations; Potential Loss of Exclusive License

The Company is required to pay a royalty on any net revenues from sales of the mechanical-stress device, if such device is successfully developed. In the event that the Company does not commercially exploit the underlying technology as required by the license agreement for such technology, the Company will forfeit its exclusive license to the mechanical- stress technology. There can be no assurance that the Company will commercially exploit such technology within the meaning of such license, and forfeiture of such exclusive license could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

The Company's Bylaws specify procedures for director nominations by stockholders and the submission of other proposals for consideration at stockholder meetings. Certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer, or proxy contest involving the Company, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The possible issuance of Preferred Stock (including pursuant to the Rights Plan), the procedures required for director nominations and stockholder proposals, and Delaware law could have the effect of delaying, deferring, or preventing a change in control of the Company, including without limitation, discouraging a proxy contest, making more difficult the acquisition of a substantial block of the Company's Common Stock, or limiting the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

                                     PART II
                                OTHER INFORMATION



ITEM 1.           Legal Proceedings

                  On April 4, 1995, a former consultant to Interpore Orthopaedics, Inc. ("Interpore"), the company from which Exogen purchased certain SAFHS ultrasound assets, filed a complaint against Interpore and Exogen in the United States District Court for the Southern District of New York, claiming the right, pursuant to the terms of a consulting agreement between such consultant and the predecessor company to Interpore, to certain royalties, not exceeding 1.25% of the net revenues generated from the sale of SAFHS devices. On June 5, 1995, Exogen answered the complaint, denied that it has any liability to the consultant, and asserted a number of specific defenses. On the same day, Interpore did the same, and also asserted cross-claims against Exogen, claiming that any royalties found to be due to the consultant should be paid by Exogen and that Exogen should be liable for Interpore's attorneys' fees and other costs incurred in the litigation. On July 7, 1995, Exogen answered Interpore's cross-claims, denied that it has any liability to the consultant or to Interpore, asserted a number of specific defenses to Interpore's claims, and asserted cross-claims against Interpore that any royalties found to be due to the consultant should be paid by Interpore and that Interpore be liable for Exogen's attorneys' fees and other costs incurred in the litigation. Exogen and Interpore since have agreed that (1) Exogen's counsel will assume the status of lead defense counsel in the litigation; (2) any adverse judgment entered in the litigation will be entered against Exogen and Interpore jointly and severally; and (3) Exogen will indemnify Interpore for any payments that are required to be made to the consultant as a result of the litigation, and Exogen and Interpore thereafter will resolve separately their respective liabilities. As a result of the foregoing, in March 1996 Exogen and Interpore dismissed their claims against each other in this litigation, without prejudice to their right to resolve them, if necessary, as described above. The Company does not believe that the consultant's claims have merit, and together with Interpore, is vigorously defending this action. All parties are currently engaged in the discovery process. There can be no assurance, however, that the consultant's claims will not be upheld.

                  In early March 1997, the Company received a demand from Pilla Consulting, Inc. and Arthur A. Pilla (collectively, "Pilla") for royalties allegedly due pursuant to a consulting agreement between Pilla Consulting and the predecessor company to Interpore. Pilla claims entitlement to royalties of 1.25% of the net revenues generated from the sale of SAFHS devices. The Company does not believe that Pilla's claim has any merit. For that reason, on April 2, 1997, the Company filed a complaint against Pilla in the Supreme Court for the State of New York seeking a judicial declaration that the Company is not liable to Pilla for any royalties. Pilla asserted a counterclaim against the Company, seeking to be awarded the demanded royalties, that the Company asked the Court to dismiss on the grounds that Pilla failed to state a claim against Exogen. Pilla subsequently asked the Court for permission to replead the counterclaim, and Exogen has opposed this motion on the grounds that the amended claim also fails to state a claim against Exogen. These motions are pending. The Company intends to aggressively pursue the action against Pilla and to vigorously defend against any counterclaim(s) by Pilla seeking said royalties or equivalent payments under any legal theory. There can be no assurance, however, that Pilla's claim will not be upheld.


ITEM 2.           Changes in Securities

                  None.


ITEM 3.           Defaults Upon Senior Securities

                  None.


ITEM 4.           Submission of Matters to a Vote of Security Holders


                  None.


ITEM 5.           Other Information

                  None.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                              3.1     Second Amended and Restated Certificate of
                                      Incorporation of the Company. Incorporated
                                      by   reference   to  Exhibit  3.1  to  the
                                      Company's  Form 10-Q for the third quarter
                                      ended June 30, 1995.
                              3.2     Amended   and   Restated   Bylaws  of  the
                                      Company.   Incorporated  by  reference  to
                                      Exhibit  3.3 to  the  Company's  Form  S-1
                                      Registration  Statement  (Registration No.
                                      33-92740).
                              4.1     See Exhibits 3.1 and 3.2 for provisions of
                                      the  Certificate  of   Incorporation   and
                                      Bylaws of the Company  defining  rights of
                                      holders of Common Stock of the Company.
                              10.1    Amended  and  Restated  Investors'  Rights
                                      Agreement  dated as of  November  14, 1994
                                      among the Company, the investors listed on
                                      Schedule  A thereto,  and the  individuals
                                      listed on Schedule B thereto. Incorporated
                                      by   reference  to  Exhibit  10.1  to  the
                                      Company's Form S-1 Registration  Statement
                                      (Registration No. 33-92740).
                              10.2    Asset Purchase Agreement dated as of March
                                      1, 1993 among  Applied  Epigenetics,  Inc.
                                      ("AEI"),  Interpore  International,  Inc.,
                                      and    Interpore    Orthopaedics,     Inc.
                                      Incorporated  by reference to Exhibit 10.2
                                      to the  Company's  Form  S-1  Registration
                                      Statement   (Registration  No.  33-92740).
                              10.3    [RESERVED]
                              10.4    Employment  Agreement  dated  February  3,
                                      1994  between  the Company and John Bohan.
                                      Incorporated  by reference to Exhibit 10.4
                                      to the  Company's  Form  S-1  Registration
                                      Statement (Registration No. 33-92740).
                              10.5    Form of Consulting  Agreements between the
                                      Company and each of Drs. McLeod and Rubin,
                                      as amended.  Incorporated  by reference to
                                      Exhibit  10.5 to the  Company's  Form  S-1
                                      Registration  Statement  (Registration No.
                                      33-92740).
                              10.6    Form  of   Stock   Restriction   Agreement
                                      between  the  Company  and  each  of  Drs.
                                      McLeod  and  Rubin  and  Messrs.  Reisner,
                                      Ryaby,   Talish,   McBrayer,   and  Bohan.
                                      Incorporated  by reference to Exhibit 10.6
                                      to the  Company's  Form  S-1  Registration
                                      Statement (Registration No. 33-92740).
                              10.7    Form of Stock Purchase  Agreement  between
                                      the Company  and each of Messrs.  Reisner,
                                      Ryaby,   and   Talish.   Incorporated   by
                                      reference to Exhibit 10.7 to the Company's
                                      Form    S-1     Registration     Statement
                                      (Registration No. 33-92740).
                              10.8+   Manufacturing  Agreement dated January 20,
                                      1994  between  the Company and Hi- Tronics
                                      Designs, Inc. Incorporated by reference to
                                      Exhibit  10.8 to the  Company's  Form  S-1
                                      Registration  Statement  (Registration No.
                                      33-92740).
                              10.9    Form  of 1993  Stock  Option  Plan  Option
                                      Agreement.  Incorporated  by  reference to
                                      Exhibit  10.9 to the  Company's  Form  S-1
                                      Registration  Statement  (Registration No.
                                      33-92740).
                              10.10   1995 Stock Option / Stock  Issuance  Plan.
                                      Incorporated by reference to Exhibit 10.10
                                      to the  Company's  Form  S-1  Registration
                                      Statement (Registration No. 33- 92740).
                              10.11   Employee Stock Purchase Plan. Incorporated
                                      by  reference  to  Exhibit  10.12  to  the
                                      Company's Form S-1 Registration  Statement
                                      (Registration No. 33-92740).
                              10.12   Lease Agreement dated December 13, 1994 by
                                      and   between   the  Company  and  Siemens
                                      Medical  Systems,   Inc.  Incorporated  by
                                      reference   to   Exhibit   10.13   to  the
                                      Company's Form S-1 Registration  Statement
                                      (Registration No. 33-92740).
                              10.13   License  Agreement  dated  March 26,  1992
                                      between  AEI and Drs.  McLeod  and  Rubin.
                                      Incorporated by reference to Exhibit 10.14
                                      to the  Company's  Form  S-1  Registration
                                      Statement (Registration No. 33-92740).
                              10.14   SAFHS  Agreement  dated  November 30, 1995
                                      between the  Company  and Teijin  Limited.
                                      Incorporated by reference to Exhibit 10.14
                                      to the  Company's  Form  10-K for the year
                                      ended September 30, 1995.
                              10.15+  Mechanical-Stress Agreement dated November
                                      30,  1995  between  the Company and Teijin
                                      Limited.   Incorporated  by  reference  to
                                      Exhibit 10.15 to the  Company's  Form 10-K
                                      for the year ended September 30, 1995.
                              10.16   Employment  Agreement  dated March 1, 1997
                                      between   the   Company   and  Patrick  A.
                                      McBrayer.  Incorporated  by  reference  to
                                      Exhibit 10.16 to the  Company's  Form 10-Q
                                      for the  second  quarter  ended  March 31,
                                      1997.
                              21.1    List  of   Subsidiary.   Incorporated   by
                                      reference to Exhibit 21.1 to the Company's
                                      Form 10-K for the year ended September 30,
                                      1995.
                              27*     Financial Data Schedule.

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





                                               EXOGEN, INC.
                                               (Registrant)




August 5, 1997                     By:  /s/Patrick A. McBrayer
                                        ----------------------
                                        Patrick A. McBrayer, President and
                                        Chief Executive Officer




August 5, 1997                     By:  /s/Richard H. Reisner
                                        ---------------------
                                        Richard H. Reisner, Vice President and
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

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

                                  EXHIBIT INDEX

   Number                          Description
   ------                          -----------

     10.11  Employee Stock Purchase Plan.  Incorporated  by reference to Exhibit
            10.12 to the Company's Form S-1 Registration Statement (Registration
            No. 33-92740).
     10.12  Lease  Agreement  dated December 13, 1994 by and between the Company and Siemens  Medical  Systems,  Inc.  Incorporated  by  reference to
            Exhibit  10.13  to the  Company's  Form S-1  Registration  Statement
            (Registration No. 33-92740).
     10.13  License  Agreement  dated March 26, 1992 between AEI and Drs. McLeod and  Rubin.  Incorporated  by  reference  to  Exhibit  10.14  to the
            Company's  Form  S-1  Registration   Statement   (Registration   No.
            33-92740).
     10.14  SAFHS  Agreement  dated  November  30, 1995  between the Company and
            Teijin  Limited.  Incorporated  by reference to Exhibit 10.14 to the
            Company's Form 10-K for the year ended September 30, 1995.
     10.15+ Mechanical-Stress  Agreement  dated  November  30, 1995  between the
            Company and Teijin  Limited.  Incorporated  by  reference to Exhibit
            10.15 to the  Company's  Form 10-K for the year ended  September 30,
            1995.
     10.16  Employment  Agreement  dated  March 1, 1997  between the Company and
            Patrick A. McBrayer.  Incorporated  by reference to Exhibit 10.16 to the Company's Form 10-Q for the second quarter ended March 31, 1997.
     21.1   List of Subsidiary. Incorporated by reference to Exhibit 21.1 to the
            Company's Form 10-K for the year ended September 30, 1995.
     27*    Financial Data Schedule.
     99.1   Preferred Shares Rights Agreement,  dated December 6, 1996,  between the Company and Registrar and Transfer Company, including the Certificate of Determination, the Form of Rights Certificate, and the summary of Rights attached thereto as Exhibits A, B, and C, respectively. Incorporated by reference to Exhibit 99.1 to the Company's Form 10-K for the year ended September 30, 1996.

     *      Filed herewith.
     +      Confidential treatment granted.