Form 10-K
period 1997-09-30
EXOGEN INC
filed 1997-12-19
CIK 934094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended          September 30, 1997
                                       ------------------

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

                                 (732) 981-0990
--------------------------------------------------------------------------------
       (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:


        Title of each class          Name of each exchange on which registered
        -------------------          -----------------------------------------

               None                                         None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The registrant has only one class of voting securities, its common stock, par value $0.0001 per share (the "Common Stock"), and no classes of nonvoting securities. While it is difficult to determine the number of shares of Common Stock owned by non-affiliates, the registrant estimates that the aggregate market value of outstanding Common Stock on November 30, 1997, (based upon the closing selling price of such Common Stock on the Nasdaq National Market on November 28, 1997) held by non-affiliates was approximately $22.9 million. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the registrant.

         As of November 30, 1997, there were outstanding 11,802,159 shares of the registrant's Common Stock, par value $0.0001.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The Proxy Statement of Exogen, Inc. in connection with the Annual Meeting of Stockholders scheduled on or about February 25, 1998, is incorporated by reference into Part III of this Form 10-K.

                                  EXOGEN, INC.

                          1997 Form 10-K Annual Report

                                TABLE OF CONTENTS


                                      Page
                                     PART I

Item 1.    Business.............................................................
Item 2.    Properties...........................................................
Item 3.    Legal Proceedings....................................................
Item 4.    Submission of Matters to a Vote of Security Holders..................
Item 4a.   Executive Officers of the Registrant.................................

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.    Selected Financial Data..............................................
Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations........................................
Item 8.    Financial Statements and Supplementary Data..........................
Item 9.    Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure.........................................

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant...................
Item 11.   Executive Compensation...............................................
Item 12.   Security Ownership of Certain Beneficial Owners and Management.......
Item 13.   Certain Relationships and Related Transactions.......................

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....

                                     PART I


Item 1.  Business

         Exogen, Inc. (the "Company" or "Exogen") designs, develops, manufactures, and markets medical devices for the non-invasive treatment of musculoskeletal injury and disease. The Company's proprietary ultrasound and mechanical-stress technologies are based on the principle that bone growth is stimulated by mechanical force. The Company's Sonic Accelerated Fracture Healing System ("SAFHS(R)") device utilizes mechanical force, produced by ultrasound, to accelerate fracture healing for closed, cast-immobilized, fresh fractures of the tibia and distal radius within its approved indications. The SAFHS device is small and portable, and is used by the patient once daily for 20 minutes. The SAFHS device is the only medical device approved by the FDA for the acceleration of fresh-fracture healing of the tibia and the distal radius.

         The Company's Pre-Market Approval ("PMA") application for its first model, the SAFHS Model 2A, was approved by the U. S. Food and Drug Administration ("FDA") in October 1994. The Company designed a second-generation SAFHS device, the SAFHS 2000(R), which is entirely battery operated and smaller and lighter than the SAFHS Model 2A for enhanced portability. The SAFHS 2000 utilizes the same ultrasound signal as does the SAFHS Model 2A. The Company filed a PMA supplement for the SAFHS 2000 in December 1995, and in March 1997, the FDA approved this supplement. In May 1997, the Company commenced commercial distribution of the SAFHS 2000 in the United States.

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

Fracture Market

         Over 6,000,000 fractures occur each year in the United States, of which more than 800,000 are tibia and distal radius fractures. The Company believes that approximately 350,000 of these tibia and distal radius fractures are candidates for treatment with the SAFHS device. Many of these fractures could be treated surgically, and in some instances, multiple surgical procedures are needed to achieve healing. Each of these surgical procedures may involve costs of $7,500 or more, and can result in complications, such as infection and death. In addition, these fractures expose the patient to the risks of longer-term complications, such as severe muscular atrophy, joint disorders, and loss of function. Patients often require rehabilitative therapy for up to several months following surgery, at an additional cost of approximately $1,000 to $4,000 per fracture. Indirect medical costs due to lost wages, lost productivity, and immobility may also be incurred during the healing period.

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

         Over 28,000,000 people in the United States, primarily post-menopausal women and the elderly, have osteoporosis. In 1992, over 1,200,000 fractures in the United States, or approximately 20% of the estimated total fractures, were osteoporosis-related. Existing drug therapies, such as estrogen-replacement therapy, calcitonin, and calcium supplements, have been useful in preventing bone loss, but none can form new bone. In addition, use of existing therapies are limited by complications and certain side effects including an increased incidence of endometrial, ovarian, and breast cancers in women taking estrogen. Strenuous exercise has been shown to reduce bone loss in the elderly but must be performed with caution as exercise may itself cause fractures. Several new drug therapies are in clinical trials for the treatment of osteoporosis to address the limitations of current therapeutic approaches. A new estrogen-derivative drug thereapy, which does not have the potential for side effects of cancer, has recently been approved for the treatment of osteoporosis. In addition, the Company is developing a mechanical-stress device for the treatment of osteoporosis, although this product is not commercially available to treat this disease and there is no assurance that the Company will ever successfully develop or commercialize such a device.

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

         Promote Physician Acceptance. Exogen is the only company to have obtained FDA approval to market a medical device for accelerating the healing of fresh fractures of the tibia and distal radius. The Company seeks to gain broad physician acceptance of this new treatment modality through the dissemination of scientific, clinical, and patient-outcomes data on the SAFHS treatment. The Company's marketing efforts are targeted to orthopaedic surgeons in academic institutions, trauma centers, and community-based practices.

         Establish Reimbursement by Third-Party Payors. In the United States, the Company is engaged in broad-based efforts to obtain reimbursement for the SAFHS device as a new treatment device from third-party payors, including managed care organizations, workers' compensation insurers, traditional indemnity insurers, and Medicare. To substantiate the effectiveness of the SAFHS devices, the Company has collected patient-outcomes data on over 4,000 fractures since the introduction of SAFHS in October 1994. The Company uses scientific, clinical, and patient-outcomes data on the safety and effectiveness of the SAFHS treatment to support the Company's third-party reimbursement efforts. Internationally, the Company uses indigenous clinical data as well as data collected in the United States to support reimbursement efforts with governmental and major private insurers.

         Broaden Sales and Marketing Efforts. The Company has a nationwide network of independent and direct sales representatives in the United States. At September 30, 1997, the Company had 17 employees in its direct sales organization and a network of 185 independent sales representatives throughout the United States. A primary focus of the Company's marketing efforts is national and regional managed care organizations and insurance carriers, with coordinated marketing through the Company's sales force and reimbursement specialists. During 1996, the Company commenced marketing the SAFHS device in several European countries through its wholly owned German subsidiary using sales agents and independent distributors. In addition, in December 1995 the Company signed a development agreement with Teijin Limited, a Japanese corporation, to market the SAFHS device in Japan, subject to Japanese regulatory approvals.

         Expand Technology Applications. The Company is seeking to expand the applications of its SAFHS treatment to other fractures. In late 1997, pilot clinical trials using SAFHS were completed in Europe for reamed intramedullary rodded fractures. Also in 1997, the Company completed preclinical studies in the United States for spine fusion, and is in preclinical studies for cartilage repair. The Company expects that university-based pilot clinical trials using the SAFHS treatment in leg-lengthening procedures will be completed in 1998. The Company has also developed a mechanical-stress device that may prevent and treat osteoporosis, and commenced a pilot clinical trial for this device during 1996 on 62 post-menopausal women in the United States, which trial will be completed in early 1998. The Company is seeking to establish strategic alliances with other health-care companies to further develop certain applications of its technologies.

         Establish Manufacturing Capability. During 1996, the Company established manufacturing capability at its facility in Piscataway, New Jersey, to augment its outside manufacturing source. The Company refurbishes the SAFHS Model 2A, and in 1997, began manufacturing the SAFHS 2000. The Company believes that this manufacturing capability, together with its product engineering capability, has and will continue to (i) advance its product design and development efforts, (ii) provide better control over its costs, and (iii) reduce its dependence on its contract manufacturer that also manufactures the SAFHS 2000.

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

Sonic Accelerated Fracture Healing System ("SAFHS")

         SAFHS is a non-invasive device that delivers ultrasound energy to accelerate fracture healing through specifically programmed, low-intensity acoustic pressure waves. The SAFHS treatment was designed to maximize ease of use. Once the SAFHS device has been prescribed for a patient, the physician cuts a window in the patient's cast and installs a plastic coupling fixture in the window. The transducer is locked into the fixture for treatment, and a protective cap is inserted in the fixture when the device is not being used. Treatment requires use of the device only once daily for 20 minutes. The treatment period averages approximately four months for treatment of a tibia fracture and approximately eight weeks for a distal radius fracture. The device is portable and may be used by the patient at home, in the workplace, or elsewhere. The patient coats the transducer head with an ultrasound-conducting coupling gel to facilitate transmission of the ultrasound signal, and locks the transducer into the coupling fixture set in the cast. The SAFHS device alerts the patient about treatment status and also contains a patient-compliance monitoring system that automatically records all treatment sessions and provides a detailed record, including date and time, of the patient's use of the device for monitoring by the physician and the Company.

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

         SAFHS Model 2A. The original SAFHS device, the SAFHS Model 2A, is currently being sold principally outside the United States. This device is comprised of two electronic components. The main operating unit controls the treatment time and monitors the proper attachment and operation of the ultrasound transducer, and is plugged into a standard electrical outlet. The second component, the ultrasound transducer, delivers a specific, low-intensity ultrasound signal to the fracture site, and is powered by a limited-life battery designed to last for 120 treatments of 20 minutes each. To prevent electricity from traveling between the transducer and the main operating unit, the main operating unit and the transducer communicate through fiber optics. The list price of the SAFHS Model 2A is $2,950, regardless of the length of treatment.

         SAFHS 2000. The Company's second-generation SAFHS device, the SAFHS 2000, is entirely battery operated and smaller and lighter than the SAFHS Model 2A for enhanced portability. The SAFHS 2000 utilizes the same ultrasound signal as the SAFHS Model 2A. The Company filed a PMA supplement for the SAFHS 2000 in December 1995, and in March 1997, the FDA approved this supplement. In May 1997, the Company commenced commercial distribution of the SAFHS 2000 in the United States. The list price of the SAFHS 2000 is $3,500, regardless of the length of treatment.

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

         In preclinical studies conducted by the Company, the device has been shown to inhibit bone loss and enhance bone mass with treatments of less than 20 minutes per day. In a clinical study conducted by the Company in Europe, the Company has demonstrated that approximately 90% of the vibrational stress produced by this device reaches the hip and approximately 85% reaches the spine, the regions of the weight-bearing skeleton most susceptible to bone loss and resulting fractures. The Company commenced pilot clinical trials in the United States for its mechanical-stress device in 1996, and anticipates their completion in 1998. Following completion of these pilot trials, the Company intends to submit to the FDA an IDE for pivotal clinical trials, and plans to begin the pivotal clinical trials if a strategic alliance is established. No assurance can be given that the mechanical-stress device will prove to be safe and efficacious, that a strategic alliance will be established, that product development will ever be successfully completed, that a PMA, if applied for, will be granted by the FDA on a timely basis, or at all, that adequate levels of third-party reimbursement will be available, or that the mechanical-stress device will ever achieve commercial acceptance.

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

Sales and Marketing

         The Company's marketing strategy is to gain broad physician and third-party payor acceptance of the SAFHS device worldwide within the approved indications. A critical element of this strategy is to utilize the results of the SAFHS clinical trials to demonstrate the safety and efficacy of the SAFHS treatment to both physicians and third-party payors. The Company's marketing efforts are currently focused on orthopaedic surgeons in academic institutions, trauma centers, and community-based practices. Through its direct sales force and reimbursement specialists, the Company is working closely with orthopaedic surgeons and other physicians, including primary care physicians who represent third-party payors. Once a prescription is received by the Company from a physician, the SAFHS device is shipped by the Company to the physician's office, either directly or through the Company's sales representatives.

United States

         SAFHS. The Company has a nationwide network of independent and direct sales representatives in the United States. At September 30, 1997, the Company had 17 employees in its direct sales organization and a network of 185 independent sales representatives throughout the United States. The Company's sales efforts are focused on educating physicians and third-party payors in major metropolitan areas on the benefits of the SAFHS technology for its approved indications. The Company believes that these efforts will enable the Company's sales representatives to better achieve nationwide market penetration. A primary focus of the Company's marketing efforts is national and regional managed care and workers' compensation organizations, with coordinated marketing through the Company's sales force and reimbursement specialists.

         Other Products. In January 1997, the Company entered into a sales and distribution agreement with FLA Orthopedics, Inc. ("FLA") and Clinitex Medical Corporation ("Clinitex"), a wholly owned subsidiary of FLA, to market and sell in the United States Clinitex's nonfiberglass synthetic casting materials used in fracture immobilization. The Company paid FLA $200,000 upon the execution of the agreement. To date, sales by the Company of Clinitex products have been minimal. The Company has decided not to pay FLA the $150,000 required to continue marketing and selling the Clintex products in fiscal 1998, and to consequently terminate the agreement.

International

         The Company established a wholly owned German subsidiary in fiscal 1995, and in fiscal 1996 introduced the SAFHS device in Germany and Austria through the subsidiary's network of independent sales agents. In fiscal 1997, the Company expanded its sales into Holland, Denmark, and the United Kingdom. In other European countries, the Company is selecting and training independent distributors and agents. The Company is sponsoring clinical trials in Europe to augment clinical data from the United States, with the goal of achieving acceptance by surgeons and governmental- and private-insurance payors in these markets. During fiscal 1997, the Company filed applications for national reimbursement coverage for its SAFHS device in Germany and France.

         In November 1995, the Company signed development agreements with Teijin Limited, a Japanese corporation, for two of the Company's products, the SAFHS device and the mechanical-stress device. The SAFHS agreement provides for milestone payments to the Company for Teijin's development of the product for commercial launch in Japan. The Company will manufacture and supply SAFHS devices to Teijin for clinical trials and subsequent sales in Japan. Teijin is responsible for complying with the regulatory requirements and for marketing and distributing the SAFHS device in Japan. In May 1997, Teijin received import approval to market the SAFHS Model 2A in Japan, and in August 1997, Teijin submitted an application for reimbursement from the Japanese Ministry of Health. The development agreement with Teijin for the mechanical-stress device provides for milestone payments to the Company that will support, in part, the Company's clinical trials in the United States in exchange for a first option in favor of Teijin to negotiate a development and distribution agreement for this device for the Japanese market.

         No assurance can be given that the Company will receive reimbursement approvals in any country, or that its partners, distributors, and agents can successfully introduce the SAFHS device in Europe or Japan on terms acceptable to the Company, or at all. Future foreign sales, if any, will be subject to certain risks, including exchange rate fluctuations, international monetary conditions, tariffs, import licenses, trade policies, domestic and foreign tax policies, foreign regulations, and reimbursement approvals.

         For further information on international operations, see Footnote 5, "Geographic Segment Information," of the Consolidated Financial Statements included herein.

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

         In the United States, the Company has commenced a multi-level program to obtain coverage and reimbursement from third-party payors for the SAFHS device as a new treatment modality. (The SAFHS device is typically classified by third-party payors as Durable Medical Equipment.) Although the Company has not received broad approval from any reimbursement authority for payment of the SAFHS device, it has received approval from various third-party payors on a case-by-case basis. As of October 31, 1997, the Company has been paid by over 800 third-party payors including (i) traditional indemnity insurers including Blue Shield organizations, (ii) workers' compensation insurers, (iii) HMO and managed care organizations, (iv) automobile insurers, and (v) third-party administrators. The Company believes that case-by-case reimbursement approval will continue to be the predominant method of obtaining pre-authorization and reimbursement for the SAFHS device until payor coverage at the national, regional, or local level is obtained. The Company is seeking to establish separate reimbursement codes for the SAFHS device with various payors to expedite reimbursement processing for the SAFHS device; however no assurance can be given that such codes will be assigned on a timely basis, or at all.


         Currently, the Health Care Financing Administration ("HCFA"), which administers the Medicare program, has a national coverage policy for electrical stimulation devices that initiate the healing of non-union fractures. Such devices are reimbursed under a fee schedule in which the range of allowable reimbursement is $2,800 to $2,950 per treatment regimen. In August 1996, HCFA's Technology Advisory Committee recommended that the SAFHS device not be covered under the Medicare program. The Company, however, continues to pursue coverage for SAFHS by providing additional information to the HCFA staff. In the interim, the Company is not shipping orders to patients covered under Medicare. No assurance can be given that the Company will be successful in obtaining coverage for the SAFHS device under the Medicare program.

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

         The Company's international reimbursement plan varies by country. In Germany, Holland, and France, the Company is using indigenous clinical data as well as data collected in the United States on the effectiveness of the SAFHS device to support the Company's filings for reimbursement coverage. In Japan, Teijin has submitted an application for reimbursement from the Japanese National Health Insurance Bureau. These countries may have more stringent reimbursement requirements than the United States, and the Company currently has limited experience in obtaining reimbursement for its products in countries other than the United States.

         As of September 30, 1997, the international accounts receivable is primarily derived from sales in Germany, where the Company has received limited local reimbursement on a case-by-case basis. To assist the collection of outstanding claims and to expedite the reimbursement process on future claims, the Company is seeking nationwide approval by the National Krankenkasse, the German governing organization that establishes medical reimbursement policy for health-care providers. To this end, in August 1997 the Company submitted a formal application to the National Krankenkasse. The application process includes a scientific assessment and a reimbursement assessment; the Company is currently in the scientific-assessment phase. In the interim, the Company has elected to sell SAFHS devices in Germany only when reimbursement is preapproved.

         There can be no assurance that sufficient reimbursement for the Company's products will be available, or that future reimbursement policies of payors will not adversely affect the Company's ability to sell its products on a profitable basis, or at all. The United States Congress is currently considering various proposals to significantly reduce Medicare and Medicaid expenditures. The Company cannot predict which, if any, of these proposals will be enacted and if enacted, what effect, if any, they may have on the Company's business. Failure either in the United States or abroad by the Company to obtain favorable coverage determinations or sufficient reimbursement from Medicare or from other third-party payors, or adverse changes in governmental and private third-party payors' policies toward reimbursement for the Company's products, would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Manufacturing

         The SAFHS 2000 is manufactured by the Company and by a contract manufacturer. The Company also refurbishes the SAFHS Model 2A at its facility.

The agreement between the Company and the contract manufacturer is documented by specific purchase orders, effective into 1999, covering a portion of anticipated requirements. This contract manufacturer also performs certain design engineering for the Company. Both the Company's facility and its contract manufacturer's facility have been inspected by the FDA for Good Manufacturing Practices ("GMP") and have been found to be in compliance with GMP requirements. In August 1996, the Company received ISO 9003 (International Organization of Standardization) Certification and CE Mark Certification for the Company's SAFHS Model 2A. The CE Mark signifies that the Company conforms with the European Community Medical Device Directive. The Company believes that its Piscataway facility will have sufficient capacity to meet the Company's anticipated manufacturing needs for at least the next three years. Any failure by the Company or the contract manufacturer to maintain its respective manufacturing facility in accordance with GMP or CE requirements could result in the inability to manufacture the SAFHS device, and could limit the Company's ability to deliver the SAFHS device to physicians and patients, which would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

         The Company is evaluating the use of ultrasound in a variety of orthopaedic applications. The Company is providing SAFHS devices to physician investigators for preliminary clinical studies in the use of ultrasound for healing stress fractures, limb lengthening using an external fixation device, and healing internally fixed fractures. The Company is supporting preclinical studies on the treatment of lower-back spine fusion and on cartilage repair. The Company also sponsors research relating to the basic science of ultrasound for both therapeutic as well as diagnostic use.

         As of November 30, 1997, the Company had six employees engaged in research and development and regulatory affairs and eight employees engaged in engineering. The Company's expenditures for research and development (which includes clinical trials, regulatory affairs, and engineering) were approximately $3.1 million, $4.0 million, and $2.5 million in fiscal 1997, 1996, and 1995, respectively.

Patents, Copyrights and Proprietary Information

         The Company's policy is to protect its proprietary position by, among other things, filing both United States and foreign patent applications to protect its owned and licensed technology, inventions, and improvements that are important to the development of its business. The Company holds title to eight issued United States patents, one issued foreign (Canadian) patent, 12 pending United States patent applications, and corresponding Patent Cooperation Treaty ("PCT") and foreign patent applications relating to its SAFHS technology. The original United States ultrasound patent (the "Initial Patent") that is the basis of the SAFHS device was set to expire in 2002, but has been granted a five-year extension to 2007 based on the delays in marketing the invention caused by extensive regulatory review. The other currently issued United States patents relating to SAFHS technology are set to expire between 2008 and 2014.

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

         The PMA application for use of the SAFHS Model 2A to treat certain fresh fractures of the tibia and distal radius was filed in July 1990, and the FDA's approval for commercial marketing by the Company was issued in October 1994. The promotion by the Company of the SAFHS Model 2A to treat fractures not covered by the initial PMA will require the submission of PMA supplements or new PMA applications. PMA supplements often require submission of the same type of information as in a PMA application, except that the supplement is limited to information intended to support any changes from the product covered by the original PMA and to support the treatment of new clinical indications, and may not require the submission of as extensive clinical data or the convening of any advisory committees. In addition, PMA supplements must be submitted to the FDA before making any change that may affect the safety or effectiveness of the device. These changes can include changes in device design, composition, specifications, circuitry, software, or energy source. The Company has made certain nonperformance-related changes to the SAFHS Model 2A since the device was approved by the FDA. Although the Company believes such changes do not require the filing of a PMA supplement and prior approval by the FDA, there can be no assurance that the FDA will not require the Company to file a PMA supplement, which would result in additional costs and delays in marketing the device. A PMA supplement must also be submitted when unanticipated adverse effects, increases in the incidence of anticipated adverse effects, or device failures necessitate a label, manufacture, or device modification. The Company filed a PMA supplement for its SAFHS 2000 in December 1995, and in March 1997, the FDA approved this supplement. In May 1997, the Company commenced commercial distribution of the SAFHS 2000 in the United States. The Company will also be required to file a PMA application for its mechanical-stress device, if and when development is completed. No assurance can be given that any supplements will be filed or approved, or that new PMAs will be granted on a timely basis, or at all. Delays in receipt or failure to receive such approvals would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

         Any products manufactured or distributed by the Company pursuant to an approved PMA are subject to pervasive and continuous regulation by the FDA including record-keeping requirements, reporting of adverse experience with the use of the device, post-market surveillance, post-market registry, and other actions as deemed necessary by the FDA. Product labeling and promoting activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Products may be promoted by the Company and any of its agents only for the products' approved indications. No assurance can be given that the FDA will not impose modifications to the labeling that could adversely affect the Company's ability to market, sell, or be reimbursed for the SAFHS device. In addition, there can be no assurance that the Company will not become subject to FDA actions as a result of physicians' prescribing the SAFHS device for off-label uses.

         Product approvals may be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The FDC Act requires the Company's products be manufactured in registered establishments and in accordance with GMP regulations. The Company's SAFHS device is manufactured by the Company and a contract manufacturer. Both facilities have been inspected by the FDA and are the only facilities approved for the production of the SAFHS device. Any failure by the Company or the contract manufacturer to maintain its respective facility in accordance with FDA GMP requirements could result in the inability to manufacture the SAFHS device and may limit the Company's ability to deliver the SAFHS device to physicians and patients, which would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

         The Company also is subject to numerous federal, state, and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon the Company's business, financial condition, results of operations, or cash flows.

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

Product Liability and Insurance

         The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its product is alleged to have resulted in adverse effects. The Company maintains product liability insurance with coverage of $3 million per occurrence and an annual aggregate maximum of $3 million. In addition, the Company maintains umbrella liability insurance, including product liability coverage, of $10 million per occurrence and an annual aggregate maximum of $10 million. There can be no assurance that liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially acceptable terms, or at all. Consequently, product liability claims could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Employees

         As of November 30, 1997, the Company had 75 employees, consisting of 24 in sales and marketing, eight in engineering, 14 in finance and administration, five in quality assurance, 10 in reimbursement and customer service, six in research and development and regulatory affairs, and eight in manufacturing and shipping. The Company believes that the success of its business depends, in part, on its ability to attract and retain qualified personnel. None of the Company's employees is covered by a collective bargaining agreement. Exogen believes that it maintains good relations with its employees.

Item 2.  Properties

         The Company leases approximately 32,000 square feet of a facility in Piscataway, New Jersey. This leased space contains approximately 9,000 square feet of manufacturing space and 23,000 square feet devoted to research and development, marketing, and administration. This facility is leased through October 2001, and the Company has an option for a five-year renewal term. Exogen believes its facility is adequate to meet its anticipated real estate requirements for the next three years.

Item 3.  Legal  Proceedings

         On April 4, 1995, a former consultant to Interpore, the company from which Exogen purchased certain SAFHS ultrasound assets, filed a complaint against Interpore and Exogen in the United States District Court for the Southern District of New York, claiming the right, pursuant to the terms of a consulting agreement between such consultant and the predecessor company to

Interpore, to certain royalties, not exceeding 1.25% of the net revenues generated from the sale of SAFHS devices. On June 5, 1995, Exogen answered the complaint, denied that it has any liability to the consultant, and asserted a number of specific defenses. On the same day, Interpore did the same, and also asserted cross-claims against Exogen, claiming that any royalties found to be due to the consultant should be paid by Exogen and that Exogen should be liable for Interpore's attorneys' fees and other costs incurred in the litigation. On July 7, 1995, Exogen answered Interpore's cross-claims, denied that it has any liability to the consultant or to Interpore, asserted a number of specific defenses to Interpore's claims, and asserted cross-claims against Interpore that any royalties found to be due to the consultant should be paid by Interpore and that Interpore be liable for Exogen's attorneys' fees and other costs incurred in the litigation. Exogen and Interpore since have agreed that (i) Exogen's counsel will assume the status of lead defense counsel in the litigation; (ii) any adverse judgment entered in the litigation will be entered against Exogen and Interpore jointly and severally; and (iii) Exogen will indemnify Interpore for any payments that are required to be made to the consultant as a result of the litigation, and Exogen and Interpore thereafter will resolve separately their respective liabilities. As a result of the foregoing, in March 1996 Exogen and Interpore dismissed their claims against each other in this litigation, without prejudice to their right to resolve them, if necessary, as described above. The Company does not believe that the consultant's claims have merit, and together with Interpore, is vigorously defending this action. The discovery process has been completed, and the Company anticipates making a motion that the Court enter a judgment in favor of the Company and Interpore and against the consultant. There can be no assurance, however, that the motion will be granted or that the consultant's claims will not be upheld.

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

         In March 1997, the Company received a demand from Pilla Consulting, Inc. and Arthur A. Pilla (collectively, "Pilla") for royalties allegedly due pursuant to a consulting agreement between Pilla Consulting and the predecessor company to Interpore. Pilla claims entitlement to royalties of 1.25% of the net revenues generated from the sale of SAFHS devices. The Company does not believe that Pilla's claim has any merit. For that reason, on April 2, 1997, the Company filed a complaint against Pilla in the Supreme Court for the State of New York seeking a judicial declaration that the Company is not liable to Pilla for any royalties. Pilla asserted a counterclaim against the Company, seeking to be awarded the demanded royalties, that the Company asked the Court to dismiss on the grounds that Pilla failed to state a claim against the Company. Pilla subsequently asked the Court for permission to replead the counterclaim, and the Company has opposed this motion on the grounds that the amended claim also fails to state a claim against the Company. These motions are pending. The Company intends to aggressively pursue the action against Pilla and to vigorously defend against any counterclaim(s) by Pilla seeking said royalties or equivalent payments under any legal theory. There can be no assurance, however, that Pilla's claim will not be upheld.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 4a.  Executive Officers of the Registrant

         The executive officers of the Company are as follows:

    Name                                               Age                             Position
    ----                                               ---                             --------
John P. Ryaby.......................................   63    Chairman of the Board of Directors and Vice President of
                                                             Research and Development and Regulatory Affairs
Patrick A. McBrayer.................................   46    Chief Executive Officer, President, and Director
Richard H. Reisner..................................   54    Vice President, Chief Financial Officer, and Secretary
Roger J. Talish.....................................   55    Vice President of Operations
---------

         John P. Ryaby, a founder of the Company, has been a Director of the Company since March 1992 and Chairman of the Board of Directors since February 1994. Mr. Ryaby served as President and Chief Executive Officer of the Company from March 1992 to February 1994, and currently serves as the Vice President of Research and Development and Regulatory Affairs. Mr. Ryaby served from late 1989 until 1992 as the President and Chief Operating Officer of Interpore, a division of Interpore International, Inc., a physical and biological research company. Mr. Ryaby was a founder, and from 1975 to 1982 was President and Chief Operating Officer, of Electro-Biology, Inc. ("EBI"), a company involved in bone-growth electrical-stimulation technology, and was responsible for obtaining regulatory approval of EBI's PMA in 1979 and for establishing EBI's direct sales force.

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

         The following table sets forth the high and low selling price for the Company's Common Stock for fiscal 1996 and 1997, based on transaction data as reported by the Nasdaq National Market.

          Fiscal years ended
      September 30, 1996 and 1997           High              Low
      ---------------------------           ----              ---
      1996
      ----
      First quarter...................     $20.75            $12.75
      Second quarter..................     $25.75            $11.75
      Third quarter...................     $14.00            $ 7.25
      Fourth quarter..................     $ 9.50            $ 3.00

      1997
      ----
      First quarter...................     $ 6.000           $ 3.250
      Second quarter..................     $ 7.625           $ 3.500
      Third quarter...................     $ 5.750           $ 3.375
      Fourth quarter..................     $ 5.625           $ 3.000

         On November 28, 1997, the last reported sale price for the Company's Common Stock as reported by the Nasdaq National Market was $3.75 per share.

         As of November 30, 1997, there were approximately 204 holders of record of the Common Stock. This number excludes individual stockholders holding stock under nominee security position listings.

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

Common Stock Warrants

         In September 1997, the Company and a consultant entered into an advisory agreement whereby the consultant acquired a warrant (at a cost of $0.20 per share) to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $4.50 per share (the "Cash Purchase Warrant"). The Cash Purchase Warrant is immediately exercisable and expires five years after issuance subject, however, to expiration on August 1, 1998, in the event that the Company does not, by April 30, 1998, consummate a strategic partnering transaction relating to the commercialization of certain of the Company's non-invasive technologies (each a "Strategic Partnering Transaction"). Further, for each of the Strategic Partnering Transactions described in the advisory agreement and subsequently entered into by the Company, the consultant will receive a warrant (at no cost) to purchase 75,000 shares of the Company's Common Stock at an exercise price of $4.50 per share (the "Transaction Warrant"). For each such Strategic Partnering Transaction consummated prior to April 30, 1998, the consultant will receive, in lieu of the foregoing Transaction Warrant, a Transaction Warrant to purchase 125,000 shares of the Company's Common Stock at an exercise price of $4.50 per share (subject to adjustment). Such Transaction Warrants, if issued, would expire five years after issuance.

         As of November 30, 1997, the Cash Purchase Warrant was not exercised, and no additional Transaction Warrants have been issued to the consultant.

Private Placement of Common Stock

         On October 20, 1997, the Company completed a private placement (the "Private Placement") of 1,799,019 shares of its Common Stock for aggregate proceeds of approximately $7.5 million. The Common Stock subject to the Private Placement was sold by the Company pursuant to Regulation D of the Securities Act of 1933, as amended, on the basis that the Common Stock was issued under circumstances not involving a public offering. Pursuant to a Registration Rights Agreement, dated October 20, 1997, by and among the Company and the investors in the Private Placement, the Company is required to file a registration statement registering the shares of Common Stock sold in the Private Placement within 90 days of the consummation of the Private Placement.

         Participants in the Private Placement included certain investment funds, trusts, and individuals, including Messrs. Benson, Lothrop, and Wall, each of whom is a director of the Company. Additional information regarding this item is incorporated herein by reference to "Certain Transactions" in the Company's Definitive Proxy Statement, which is to be filed with the SEC on or about January 8, 1998.

Item 6.  Selected Financial Data

         Set forth below are the selected consolidated financial data for the Company for the five fiscal years ended September 30, 1997. The following data should be read in conjunction with the Company's financial statements, related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                          SELECTED CONSOLIDATED FINANCIAL DATA
                                          (in thousands, except per share data)

                                                                     For the years ended September 30,
                                                   --------------------------------------------------------------------
                                                     1997           1996           1995           1994           1993
                                                   --------       --------       --------       --------       --------
Statement of Operations Data:
Revenues:
    Product sales ...........................      $  7,081       $  5,777       $  1,852       $   --         $   --
    Revenues from development agreements ....           400          1,100           --             --             --
                                                   --------       --------       --------       --------       --------
        Total revenues ......................         7,481          6,877          1,852           --             --
                                                   --------       --------       --------       --------       --------

Operating costs and expenses:
    Cost of product sales ...................         3,864          3,661          1,128           --             --
    Research and development and related
        patent acquired .....................          --             --             --             --            1,068
    Research and development ................         3,124          3,988          2,545          1,432            572
    Selling, general, and administrative ....        12,291         11,030          5,775          1,782            382
                                                   --------       --------       --------       --------       --------
        Total operating costs and expenses ..        19,279         18,679          9,448          3,214          2,022
                                                   --------       --------       --------       --------       --------

Operating loss ..............................       (11,798)       (11,802)        (7,596)        (3,214)        (2,022)

Other income (expense):
    Interest income (expense), net ..........           701          1,438            604           (185)           (24)
    Other expense, net ......................           (51)          (224)           (59)            (2)           (21)
                                                   --------       --------       --------       --------       --------
        Total other income (expense), net ...           650          1,214            545           (187)           (45)
                                                   --------       --------       --------       --------       --------

Loss before income taxes ....................       (11,148)       (10,588)        (7,051)        (3,401)        (2,067)

Provision for income taxes ..................             4            --             --             --             --
                                                   --------       --------       --------       --------       --------

Net loss ....................................      $(11,152)      $(10,588)      $ (7,051)      $ (3,401)      $ (2,067)
                                                   ========       ========       ========       ========       ========

Net loss per share ..........................      $  (1.12)      $  (1.07)           --             --             --
                                                   ========       ========
Weighted average shares outstanding .........         9,946          9,875            --             --             --
Pro forma net loss per share ................          --             --         $  (0.93)      $  (0.48)      $  (0.32)
                                                                                 ========       ========       ========
Pro forma weighted average shares outstanding          --             --            7,574          7,020          6,517

                                                                                September 30,
                                                        -------------------------------------------------------------
                                                         1997          1996         1995         1994          1993
                                                         ----          ----         ----         ----          ----
Balance Sheet Data:
Cash and cash equivalents and short- and long-term
    investments ..................................      $ 8,544      $19,534      $31,061      $   640       $   180
Working capital ..................................       11,042       17,235       30,054          301          (461)
Total assets .....................................       14,789       25,511       34,886        1,773           442
Redeemable Preferred Stock .......................         --           --           --          6,002         1,758
Total stockholders' equity (deficit) .............       12,091       23,077       33,342       (5,487)       (2,075)



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

Results of Operations

Fiscal Year ended September 30, 1997 compared with Fiscal Year ended September 30, 1996

         Essentially all of the Company's product sales were from the Company's SAFHS devices. For fiscal 1997, product sales were $7.1 million, compared with $5.8 million for fiscal 1996. The increase of $1.3 million (or 23%) was a result of an increase in sales volume. International product sales were 18% of total product sales in fiscal 1997, compared with 14% in fiscal 1996.

         In fiscal 1997, the Company recorded revenues of $400,000 related to development agreements with Teijin Limited, a Japanese corporation, compared with $1.1 million in fiscal 1996. These development agreements cover two of the Company's technologies: (i) the SAFHS device and (ii) the mechanical-stress device under development. The SAFHS agreement provides for milestone payments to the Company for Teijin's development of the product for launch in Japan. The Company will manufacture and supply SAFHS devices to Teijin for clinical trials and subsequent sales in Japan. Teijin is responsible for complying with the regulatory requirements and for marketing and distributing the SAFHS device in Japan. The mechanical-stress agreement provides for milestone payments to the Company that will support, in part, the Company's clinical trials in the United States in exchange for a first option in favor of Teijin to negotiate a development and distribution agreement for this device for the Japanese market.

         Cost of product sales was $3.9 million for fiscal 1997, compared with $3.7 million for fiscal 1996. Included in cost of sales were royalties and the cost of manufacture of the SAFHS device by the Company and an outside source. Excluding revenues related to development agreements, gross profit for fiscal 1997 was $3.2 million (or 45% as a percentage of product sales), compared with $2.1 million (or 37%) for fiscal 1996. This $1.1 million increase (or 52%) in gross profit was principally due to the increase in sales volume and reduced per-unit product costs, partially offset by a decrease in the average realized selling price of a SAFHS device, which was approximately $2,025 for fiscal 1997, compared with approximately $2,285 for fiscal 1996. The decrease in average realized selling price was primarily due to an increase in the allowances for returns and for price reductions by third-party payors.

         Research and development expenses in fiscal 1997 decreased to $3.1 million from $4.0 million in fiscal 1996. The decrease of $864,000 (or 22%) was primarily the result of (i) reduced expenditures for designing and building the mechanical-stress device for clinical studies, (ii) the discontinuation of shipments of SAFHS devices in connection with certain clinical prescriptions for which reimbursement is currently not available, and (iii) reduced costs associated with analyses of clinical data for the SAFHS therapy. This decrease was partially offset by increased expenses associated with additional research projects.

         Selling, general, and administrative expenses in fiscal 1997 increased to $12.3 million from $11.0 million in fiscal 1996. The $1.3 million increase (or 11%) resulted from (i) expanded selling and marketing efforts related to the SAFHS Model 2A, both in the United States and in Europe, and the introduction in May 1997 of the second-generation SAFHS 2000, in the United States, (ii) marketing activities relating to the Company's line of synthetic casting materials used in fracture immobilization, (iii) increased activities relating to reimbursement efforts, and (iv) a nonrecurring charge of approximately $150,000, related to a workforce reduction in the third quarter of fiscal 1997.

         Net interest income in fiscal 1997 decreased to $701,000 from $1.4 million in fiscal 1996, consistent with the level of funds available for investment. Other expense, net for fiscal 1997 decreased to $51,000 from $224,000 for fiscal 1996, principally due to the settlement of a legal action by the Company in the second quarter of fiscal 1996.

         The Company incurred net losses of $11.2 million, or $1.12 per share, in fiscal 1997 compared with $10.6 million, or $1.07 per share, in fiscal 1996 (per share data based upon weighted average shares outstanding, which exclude options because they are antidilutive). The increase of $564,000 (or 5%) in net loss was caused principally by the factors discussed above.

Fiscal Year ended September 30, 1996 compared with Fiscal Year ended September 30, 1995

         For fiscal 1996, product sales were $5.8 million, compared with $1.9 million for fiscal 1995, which was the period in which the Company first recorded sales. International product sales were 14% of total product sales in fiscal 1996; there were no international product sales in fiscal 1995. In fiscal 1996, the Company recorded revenues of $1.1 million related to development agreements with Teijin Limited. No such revenues were reported for fiscal 1995.

         Cost of product sales was $3.7 million for fiscal 1996, compared with $1.1 million for fiscal 1995. Included in cost of sales were royalties, the cost of manufacture of the SAFHS device by outside sources, and the in-house cost of refurbishment and quality assurance activities. Excluding revenues related to development agreements, gross profit for 1996 was $2.1 million (or 37% as a percentage of product sales), compared with $724,000 (or 39%) for 1995. This $1.4 million increase (or 192%) in gross profit was principally due to the increase in sales volume, while the decrease in gross profit percentage was due primarily to higher warranty costs.

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

         Net interest income in fiscal 1996 increased to $1.4 million from $604,000 in fiscal 1995, principally due to a full year's interest earned on the proceeds from the Company's Initial Public Offering ("IPO") in July 1995. Other expense, net for fiscal 1996 increased to $224,000 from $59,000 for fiscal 1995, principally due to the settlement of a legal action by the Company in the second quarter of fiscal 1996.

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

Liquidity and Capital Resources

         Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $34.3 million at September 30, 1997. Through September 30, 1997, the Company had funded its operations primarily through the private placement of equity securities (aggregating $17.6 million) and an IPO of Common Stock in July 1995 (aggregating $28.5 million, including proceeds from the overallotment option). Subsequent to the close of fiscal 1997, on October 20, 1997, the Company completed a $7.5 million private placement of 1,799,019 shares of its Common Stock.

         At September 30, 1997, the Company had a working capital balance of approximately $11 million. In fiscal 1997, the Company used net cash of $10.9 million for operating activities, primarily to fund (i) selling and marketing of the SAFHS Model 2A and, in the second half of fiscal 1997, the SAFHS 2000 and
(ii) an increase in the international accounts receivable days outstanding from 240 days at September 30, 1996, to 390 days at September 30, 1997. The Company's capital expenditures in fiscal 1997 were $165,000. The Company estimates that equipment and furnishings to expand in-house manufacturing and administrative support activities will require capital expenditures of approximately $300,000 during each of the next two fiscal years.

         To help conserve its capital resources, the Company reduced its workforce during the quarter ended June 30, 1997. Through the reduction, the Company expects to realize approximately $750,000 of annual pretax savings; approximately $221,000 was saved in fiscal 1997.

         The Company plans to finance its capital needs from existing capital resources and the proceeds of the October 1997 private placement, the combination of which the Company believes will be sufficient to fund its operations into fiscal 1999. Additional funding might not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Recent Pronouncement

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

Uncertainty of Market Potential and Market Acceptance

         The Company's SAFHS device was approved by the FDA for commercial marketing in October 1994 to treat closed, cast-immobilized, fresh fractures of the tibia and distal radius within approved indications. Since that time, the Company has been engaged in efforts to gain physician acceptance of the SAFHS device and reimbursement coverage for its use. The market potential of the Company's SAFHS device depends on the acceptance by the medical community of the use of ultrasound technology as a safe and effective method of treating fresh fractures and the use of the Company's SAFHS device by physicians for treatment of these fractures. The SAFHS device is based upon new technology that had not been used previously to treat bone fractures. There can be no assurance that physicians will prescribe treatment using the SAFHS device. In addition, use of the SAFHS device depends significantly on the availability and extent of third-party reimbursement (which has occurred substantially on a case-by-case basis), increased awareness of the effectiveness of the SAFHS technology, and focused sales efforts by the Company. Electrical stimulation devices, the only other non-invasive devices commercially available for the treatment of bone fractures, have gained only limited physician acceptance to date. Failure of the Company's SAFHS device to achieve market acceptance would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Dependence on Third-Party Reimbursement

         Successful sales of SAFHS devices in the United States, Europe, and other countries depend on the availability of adequate reimbursement from third-party payors such as managed care organizations, workers' compensation insurers, private insurance plans, and government entities. There is significant uncertainty concerning third-party reimbursement for the use of any medical device incorporating new technology, such as the SAFHS device. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that the use of the SAFHS device is safe and effective, medically necessary, appropriate for the specific patient, cost-effective, and not experimental or investigational. In addition, devices incorporating a new technology are often prescribed by physicians for indications other than those approved by the FDA (off-label). Reimbursement for such off-label uses may not be available or permitted by government regulations. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process that requires the Company to provide scientific and clinical support for the use of the SAFHS device to each payor separately. In most cases, in the United States, the Company has received reimbursement approval from third-party payors only on a case-by-case basis. Currently, third-party payors that have conducted technology assessments of the SAFHS therapy, and have established medical guidelines for its use, require the Company, in most cases, to obtain preauthorization from these third-party payors prior to providing the SAFHS devices to the patients. There can be no assurance that third-party reimbursement will be sufficiently available for the SAFHS device or any of the Company's other products that may be developed, that such third-party reimbursement will be adequate, or that other third-party payors, including Medicare, will not recommend that the SAFHS device not be covered under their programs.

         In August 1996, the Technology Advisory Committee of the Health Care Financing Administration recommended that the SAFHS device not be covered under the Medicare program. The Company, however, continues to pursue coverage for SAFHS by providing additional information to the HCFA staff; in the interim, the Company is not shipping orders to patients covered under Medicare. The United States Congress is also considering various proposals to significantly reduce Medicare and Medicaid expenditures, which, if they were enacted and if SAFHS were covered under Medicare or Medicaid, could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows. In addition, third-party payors are increasingly limiting reimbursement coverage for medical devices, and in many instances have put pressure on medical suppliers to lower their prices. The Company has limited experience in obtaining reimbursement for its products in countries other than the United States, and has obtained only limited reimbursement in Germany. There is no assurance that the Company's efforts to obtain reimbursement approval in Germany and in other countries will be successful. Lack of or inadequate reimbursement by governmental and other third-party payors for the Company's products would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

History of Losses; Profitability Uncertain; Fluctuations in Operating Results

         The Company has incurred substantial losses since inception and, as of September 30, 1997, had an accumulated deficit of approximately $34.3 million. Such losses have resulted principally from expenses associated with obtaining FDA approval for the Company's SAFHS device, engineering and developing the SAFHS and mechanical-stress devices, and establishing and expanding the sales and marketing organization and reimbursement activities in the United States and in Europe. The Company expects to generate substantial additional losses in the future primarily attributable to development of, and clinical trials for, the mechanical-stress device, clinical trials for expanded indications of the SAFHS technology, the continued expansion of domestic and international sales and marketing activities, and the expansion of in-house manufacturing capability. Results of operations may fluctuate significantly from quarter to quarter based on such factors, and will also depend upon reimbursement by third-party payors, new product introductions by the Company or its competitors, timing of regulatory actions, expenditures incurred in the research and development of new products, and the mix of product sales between the United States and abroad. The Company's future revenues and profitability are critically dependent on whether it can successfully market and sell its SAFHS device. There can be no assurance that significant revenues or profitability will ever be achieved.

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

Risks Associated with International Operations

         The Company established a subsidiary in Germany during fiscal 1995 as part of its strategy to introduce the SAFHS device in Europe, and commenced commercial distribution of the device in certain European countries during fiscal 1996. International product sales, which were principally in Germany, were 14% of total product sales in fiscal 1996 and 18% in fiscal 1997, and such revenues are expected to continue to represent a significant percentage of total revenues. The Company believes that its profitability and continued growth will require expansion of sales in foreign markets, and so it intends to continue to expand its operations outside the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance that the Company will be able to achieve market acceptance of its products in international markets or maintain or increase international market demand for its products.

         As of September 30, 1997, the balance in international accounts receivable, net of allowances for returns and bad debt, was $1.4 million, with days outstanding of approximately 390 days. The international accounts receivable is primarily derived from sales in Germany, where the Company has received limited local reimbursement on a case-by-case basis. To assist the collection of outstanding claims and to expedite the reimbursement process on future claims, the Company is seeking nationwide approval by the National Krankenkasse, the German governing organization that establishes medical reimbursement policy for health-care providers. To this end, in August 1997 the Company submitted a formal application to the National Krankenkasse. The application process includes a scientific assessment and a reimbursement assessment; the Company is currently in the scientific-assessment phase. In the interim, the Company has elected to sell SAFHS devices in Germany only when reimbursement is preapproved. There can be no assurance that the Company will obtain a favorable ruling on its request for nationwide approval on a timely basis, if at all. Lack of approval by the National Krankenkasse for the Company's products could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

         The Company's international product sales are denominated in foreign currencies. Management can give no assurances that changes in currency and exchange rates will not materially affect the Company's revenues, costs, cash flows, and business practices and plans. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, delays in receiving payments on accounts receivable balances, reimbursement approvals (both government and private), difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurances that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition, results of operations, or cash flows.

Manufacturing and Related Risks

         The Company has developed in-house refurbishing capability for the SAFHS Model 2A device and in-house manufacturing capability for the SAFHS 2000 device. In addition, the Company uses a contract manufacturer to manufacture a portion of the Company's SAFHS 2000 production. Both the Company's and the contract manufacturer's respective facilities have been inspected by the FDA, and have been approved for the production of the SAFHS 2000 under the FDA's Good Manufacturing Practices ("GMP") requirements. Any failure by either the Company or the contract manufacturer to maintain its respective facility in accordance with GMP requirements could result in the inability to manufacture the SAFHS device on a commercial scale, and could limit the Company's ability to deliver the SAFHS device to physicians or patients, which would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

         The Company filed a PMA Supplement for its second-generation SAFHS, the SAFHS 2000, in December 1995, and in March 1997, the FDA approved this supplement. In May 1997, the Company commenced commercial distribution of the SAFHS 2000 in the United States. The Company recently filed a PMA Supplement seeking approval of an expanded indication for the SAFHS 2000, but withdrew that application in July 1997 to revise and resubmit it for both expanded and new applications. The Company expects to refile this Supplement during the second quarter of fiscal 1998. The Company will also be required to file a PMA application for its mechanical-stress device, if and when development is completed. No assurance can be given that such application will be made, and if made, that a PMA or a supplement to an existing PMA will be granted on a timely basis, or at all. In order for the Company to market the SAFHS device or any future products in foreign jurisdictions, it will be required to seek regulatory approvals in those jurisdictions. No assurance can be given that the Company can obtain required regulatory approvals in foreign countries on a timely basis, or at all.

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

Certain Anti-Takeover Provisions

         The Company's Second Amended and Restated Certificate of Incorporation grants the Board of Directors the authority to issue up to 3,000,000 shares of preferred stock of the Company, $0.0001 par value per share (the "Preferred Stock"), in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. Effective December 6, 1996, pursuant to the Rights Agreement, the Company's Board of Directors declared a dividend of one Right to purchase, under certain circumstances, one one-hundredth share of the Company's Series A Preferred Stock for each outstanding share of Common Stock of the Company. Although the Company has no present plans to issue any additional shares of Preferred Stock, it may do so in the future. (See Part II, Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters--The Stockholder Rights Plan," and the copy of the Rights Agreement attached as Exhibit 99.1 to the Company's Form 10-K for the year ended September 30, 1996, for more information relating to the Stockholder Rights Plan.)

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


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         Information  in  response  to  this  item  is  incorporated  herein  by reference to "Election of Directors" in Exogen, Inc.'s definitive proxy statement ("Definitive Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Exchange Act") with the Securities and Exchange Commission ("SEC") not later than 120 days after the end of fiscal 1997. Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to "Compliance with Reporting Requirements" in the Company's Definitive Proxy Statement to be filed with the SEC.


Item 11.  Executive Compensation

         Information in response to this item is incorporated herein by reference to "Executive Officers and Information Regarding Executive Compensation" in the Company's Definitive Proxy Statement to be filed with the SEC.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement to be filed with the SEC.


Item 13.   Certain Relationships and Related Transactions

         Information in response to this item is incorporated herein by reference to "Certain Transactions" in the Company's Definitive Proxy Statement to be filed with the SEC.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Documents filed as a part of this Form 10-K:
         (1) Financial Statements. The following Consolidated Financial Statements of Exogen, Inc. and report of independent public accountants relating thereto are filed with this report on Form 10-K: Consolidated Balance Sheets as of September 30, 1997 and 1996 Consolidated Statements of Operations for the years ended September 30, 1997, 1996, and 1995 Consolidated Statement of Changes in Stockholders' Equity for the years ended September 30, 1997, 1996, and 1995 Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996, and 1995 Notes to Consolidated Financial Statements
         (2) Financial Statement Schedules. Schedule II--Valuation and Qualifying Accounts for the years ended September 30, 1997, 1996, and 1995 Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or notes thereto.
         (3)      Exhibits.
                            3.1     Second  Amended and Restated  Certificate of
                                    Incorporation  of the Company.  Incorporated
                                    by reference to Exhibit 3.1 to the Company's
                                    Form 10-Q for the third  quarter  ended June
                                    30, 1995.
                            3.2     Amended and Restated  Bylaws of the Company.
                                    Incorporated  by reference to Exhibit 3.3 to
                                    the   Company's   Form   S-1    Registration
                                    Statement (Registration No. 33-92740).
                            4.1     See Exhibits 3.1 and 3.2 for  provisions  of
                                    the Certificate of Incorporation  and Bylaws
                                    of the Company defining rights of holders of
                                    Common Stock of the Company.
                           10.1     Amended  and  Restated   Investors'   Rights
                                    Agreement  dated as of  November  14,  1994,
                                    among the Company,  the investors  listed on
                                    Schedule  A  thereto,  and  the  individuals
                                    listed on  Schedule B thereto.  Incorporated
                                    by   reference   to  Exhibit   10.1  to  the
                                    Company's  Form S-1  Registration  Statement
                                    (Registration No. 33-92740).
                           10.2     Asset Purchase  Agreement  dated as of March
                                    1, 1993,  among  Applied  Epigenetics,  Inc.
                                    ("AEI"), Interpore International,  Inc., and
                                    Interpore Orthopaedics, Inc. Incorporated by
                                    reference to Exhibit  10.2 to the  Company's
                                    Form     S-1     Registration      Statement
                                    (Registration No. 33-92740).
                           10.3     [RESERVED]
                           10.4     Employment Agreement dated February 3, 1994,
                                    between   the   Company   and  John   Bohan.
                                    Incorporated by reference to Exhibit 10.4 to
                                    the   Company's   Form   S-1    Registration
                                    Statement (Registration No. 33-92740).
                           10.5     Form of  Consulting  Agreements  between the
                                    Company  and each of Drs.  McLeod and Rubin,
                                    as amended.  Incorporated  by  reference  to
                                    Exhibit  10.5  to  the  Company's  Form  S-1
                                    Registration  Statement   (Registration  No.
                                    33-92740).
                           10.6     Form of Stock Restriction  Agreement between
                                    the  Company  and  each of Drs.  McLeod  and
                                    Rubin and Messrs.  Reisner,  Ryaby,  Talish,
                                    McBrayer,   and   Bohan.   Incorporated   by
                                    reference to Exhibit  10.6 to the  Company's
                                    Form     S-1     Registration      Statement
                                    (Registration No. 33-92740).
                           10.7     Form of Stock Purchase Agreement between the
                                    Company and each of Messrs.  Reisner, Ryaby,
                                    and Talish.  Incorporated  by  reference  to
                                    Exhibit  10.7  to  the  Company's  Form  S-1
                                    Registration  Statement   (Registration  No.
                                    33-92740).
                           10.8     Manufacturing  Agreement  dated  January 20,
                                    1994,  between  the  Company and Hi- Tronics
                                    Designs,  Inc.  Incorporated by reference to
                                    Exhibit  10.8  to  the  Company's  Form  S-1
                                    Registration  Statement   (Registration  No.
                                    33-92740).
                           10.9     Form  of  1993  Stock  Option  Plan  Option
                                    Agreement.  Incorporated  by  reference  to
                                    Exhibit  10.9  to the  Company's  Form  S-1
                                    Registration  Statement  (Registration  No.
                                    33-92740).
                           10.10    1995  Stock  Option / Stock  Issuance  Plan.
                                    Incorporated  by reference to Exhibit  10.10
                                    to  the  Company's  Form  S-1   Registration
                                    Statement (Registration No. 33-92740).
                           10.11    Employee Stock  Purchase Plan.  Incorporated
                                    by  reference   to  Exhibit   10.12  to  the
                                    Company's  Form S-1  Registration  Statement
                                    (Registration No. 33-92740).
                           10.12    Lease  Agreement dated December 13, 1994, by
                                    and between the Company and Siemens  Medical
                                    Systems,  Inc.  Incorporated by reference to
                                    Exhibit  10.13  to the  Company's  Form  S-1
                                    Registration  Statement   (Registration  No.
                                    33-92740).
                           10.13    License  Agreement  dated  March  26,  1992,
                                    between  AEI  and  Drs.  McLeod  and  Rubin.
                                    Incorporated  by reference to Exhibit  10.14
                                    to  the  Company's  Form  S-1   Registration
                                    Statement (Registration No. 33-92740).
                           10.14    SAFHS  Agreement  dated  November  30, 1995,
                                    between  the  Company  and  Teijin  Limited.
                                    Incorporated  by reference to Exhibit  10.14
                                    to the  Company's  Form  10-K  for the  year
                                    ended September 30, 1995.
                           10.15+   Mechanical-Stress  Agreement  dated November
                                    30,  1995,  between  the  Company and Teijin
                                    Limited.   Incorporated   by   reference  to
                                    Exhibit 10.15 to the Company's Form 10-K for the year ended September 30, 1995.

                           10.16    Employment  Agreement  dated  March 1, 1997,
                                    between the Company and Patrick A. McBrayer.
                                    Incorporated  by reference to Exhibit  10.16
                                    to the  Company's  Form 10-Q for the  second
                                    quarter ended March 31, 1997.
                           10.17*   Severance  Agreement,  dated  May 27,  1997,
                                    between the Company and John Bohan.
                           10.18*   Common  Stock  Purchase   Agreement,   dated
                                    October  20,  1997,  between the Company and
                                    certain   investors  listed  on  Schedule  1
                                    thereto.
                           10.19*   Registration Rights Agreement, dated October
                                    20,  1997,  between  the Company and certain
                                    investors listed on Schedule 1 thereto.
                           10.20*   Form of  Amendment  to 1995  Stock  Option /
                                    Stock Issuance Plan.
                           10.21*   Form of Amendment to Employee Stock Purchase
                                    Plan.
                           21.1     List   of   Subsidiary.    Incorporated   by
                                    reference to Exhibit  21.1 to the  Company's
                                    Form 10-K for the year ended  September  30,
                                    1995.
                           23.1*    Consent of Arthur Andersen LLP.
                           27*      Financial Data Schedule.
                           99.1     Preferred  Shares  Rights  Agreement,  dated
                                    December  6, 1996,  between  the Company and
                                    Registrar  and Transfer  Company,  including
                                    the Certificate of  Determination,  the Form
                                    of Rights  Certificate,  and the  summary of
                                    Rights  attached  thereto as  Exhibits A, B,
                                    and   C,   respectively.   Incorporated   by
                                    reference to Exhibit  99.1 to the  Company's
                                    Form 10-K for the year ended September 30, 1996.

                           * Filed herewith.
                           + Confidential treatment granted.

(b)      Reports on Form 8-K
                           No reports on Form 8-K were filed during the fourth quarter of fiscal 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXOGEN, INC.


By:   /s/ Patrick A. McBrayer                                  December 17, 1997
      -----------------------
      Patrick A. McBrayer,
      Chief Executive Officer, President, and Director




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                               Date
            ---------                                               ----

By:   /s/ John P. Ryaby                                        December 17, 1997
      -----------------
      John P. Ryaby,
      Chairman of the Board and
      Vice President of Research and
      Development and Regulatory Affairs


By:   /s/ Patrick A. McBrayer                                  December 17, 1997
      -----------------------
      Patrick A. McBrayer,
      Chief Executive Officer,
      President, and Director
      (Principal Executive Officer)

By:   /s/ Richard H. Reisner                                   December 17, 1997
      ----------------------
      Richard H. Reisner,
      Vice President,
      Chief Financial Officer,
      and Secretary
      (Principal Financial and
      Accounting Officer)

By:   /s/ Buzz Benson                                          December 17, 1997
      ---------------
      Buzz Benson,
      Director

By:   /s/ Donald J. Lothrop                                    December 17, 1997
      ---------------------
      Donald J. Lothrop,
      Director

By:   /s/ Peter C. Madeja                                      December 17, 1997
      -------------------
      Peter C. Madeja,
      Director

By:   /s/ David J. Ottensmeyer                                 December 17, 1997
      ------------------------
      David J. Ottensmeyer,
      Director

By:   /s/ Terence D. Wall                                      December 17, 1997
      -------------------
      Terence D. Wall,
      Director

                                  EXOGEN, INC.

                                  EXHIBIT INDEX
                                  -------------

             Number                            Description
             ------                            -----------

              3.1          Second   Amended   and   Restated    Certificate   of
                           Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the third quarter ending June 30, 1995.
              3.2          Amended   and   Restated   Bylaws  of  the   Company.
                           Incorporated by reference to Exhibit 3.3 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
              4.1 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company.
             10.1 Amended and Restated Investors' Rights Agreement dated as of November 14, 1994, among the Company, the investors listed on Schedule A thereto, and the individuals listed on Schedule B thereto. Incorporated by reference to Exhibit 10.1 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
             10.2 Asset Purchase Agreement dated as of March 1, 1993, among Applied Epigenetics, Inc. ("AEI"), Interpore International, Inc., and Interpore Orthopaedics, Inc. Incorporated by reference to Exhibit 10.2 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
             10.3          [RESERVED]
             10.4 Employment Agreement dated February 3, 1994, between the Company and John Bohan. Incorporated by reference to Exhibit 10.4 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
             10.5 Form of Consulting Agreements between the Company and each of Drs. McLeod and Rubin, as amended. Incorporated by reference to Exhibit 10.5 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
             10.6 Form of Stock Restriction Agreement between the Company and each of Drs. McLeod and Rubin and Messrs. Reisner, Ryaby, Talish, McBrayer, and Bohan. Incorporated by reference to Exhibit 10.6 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
             10.7 Form of Stock Purchase Agreement between the Company and each of Messrs. Reisner, Ryaby, and Talish.
                           Incorporated by reference to Exhibit 10.7 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).

                                  EXOGEN, INC.

                                  EXHIBIT INDEX
                                  -------------

             Number                            Description
             ------                            -----------

             10.8          Manufacturing   Agreement  dated  January  20,  1994,
                           between  the  Company and  Hi-Tronics  Designs,  Inc.
                           Incorporated  by  reference  to  Exhibit  10.8 to the
                           Company's    Form    S-1    Registration    Statement
                           (Registration No. 33-92740).
             10.9          Form of 1993  Stock  Option  Plan  Option  Agreement.
                           Incorporated  by  reference  to  Exhibit  10.9 to the
                           Company's    Form    S-1    Registration    Statement
                           (Registration No. 33-92740).
             10.10         1995 Stock Option / Stock Issuance Plan. Incorporated
                           by reference to Exhibit 10.10 to the  Company's  Form
                           S-1   Registration   Statement    (Registration   No.
                           33-92740).
             10.11         Employee  Stock  Purchase   Plan.   Incorporated   by
                           reference to Exhibit 10.12 to the Company's  Form S-1
                           Registration Statement (Registration No. 33-92740).
             10.12         Lease  Agreement  dated  December  13,  1994,  by and
                           between the Company and Siemens Medical Systems, Inc.
                           Incorporated  by  reference  to Exhibit  10.13 to the
                           Company's    Form    S-1    Registration    Statement
                           (Registration No. 33-92740).
             10.13         License  Agreement dated March 26, 1992,  between AEI
                           and Drs. McLeod and Rubin.  Incorporated by reference
                           to   Exhibit   10.14  to  the   Company's   Form  S-1
                           Registration Statement (Registration No. 33-92740).
             10.14         SAFHS Agreement dated November 30, 1995,  between the
                           Company and Teijin Limited. Incorporated by reference
                           to Exhibit 10.14 to the  Company's  Form 10-K for the
                           year ended September 30, 1995.
             10.15+        Mechanical-Stress  Agreement dated November 30, 1995,
                           between the Company and Teijin Limited.  Incorporated
                           by reference to Exhibit 10.15 to the  Company's  Form
                           10-K for the year ended September 30, 1995.
             10.16         Employment Agreement dated March 1, 1997, between the
                           Company  and  Patrick A.  McBrayer.  Incorporated  by
                           reference to Exhibit 10.16 to the Company's Form 10-Q
                           for the second quarter ended March 31, 1997.
             10.17*        Severance Agreement,  dated May 27, 1997, between the
                           Company and John Bohan.
             10.18*        Common Stock  Purchase  Agreement,  dated October 20,
                           1997,  between  the  Company  and  certain  investors
                           listed on Schedule 1 thereto.
             10.19*        Registration  Rights  Agreement,  dated  October  20,
                           1997,  between  the  Company  and  certain  investors
                           listed on Schedule 1 thereto.
             10.20*        Form  of  Amendment  to  1995  Stock  Option  / Stock
                           Issuance Plan.
             10.21*        Form of Amendment to Employee Stock Purchase Plan.
             21.1          List of  Subsidiary.  Incorporated  by  reference  to
                           Exhibit 21.1 to the Company's  Form 10-K for the year
                           ended September 30, 1995.
             23.1*         Consent of Arthur Andersen LLP.

                                  EXOGEN, INC.

                                  EXHIBIT INDEX
                                  -------------

             Number                            Description
             ------                            -----------

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

                           * Filed herewith.
                           + Confidential treatment granted.

                                  EXOGEN, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


1. FINANCIAL STATEMENTS

           Report of Independent Public Accountants.............................

           Consolidated Balance Sheets as of September 30, 1997 and 1996........

           Consolidated Statements of Operations for the years ended
                September 30, 1997, 1996, and 1995..............................

           Consolidated Statement of Changes in Stockholders' Equity
                for the years ended September 30, 1997, 1996, and 1995..........

           Consolidated Statements of Cash Flows for the years ended
                September 30, 1997, 1996, and 1995..............................

           Notes to Consolidated Financial Statements...........................


2. FINANCIAL STATEMENT SCHEDULES

           Schedule II--Valuation and Qualifying Accounts for the years ended
                September 30, 1997, 1996, and 1995..............................

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Exogen, Inc.:

         We have audited the accompanying consolidated balance sheets of Exogen, Inc. (a Delaware corporation) and subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exogen, Inc. and subsidiary as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and financial statement schedules is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                          /s/ARTHUR ANDERSEN LLP
                                                          ----------------------
                                                             ARTHUR ANDERSEN LLP

New York, New York
November 3, 1997(except with respect to the matter discussed in the second paragraph of Note 15, as to which the date is November 14, 1997)

                                        EXOGEN, INC.

                                 CONSOLIDATED BALANCE SHEETS
                                 ---------------------------
                              (in thousands, except share data)


                                                                           September 30,
                                                                     ----------------------
                                                                        1997          1996
                                                                     --------      --------
                    ASSETS

Current assets:
    Cash and cash equivalents ..................................     $  4,018      $  8,115
    Short-term investments .....................................        4,526         6,824
    Accounts receivable, net of allowances of $1,786 and $346 in
         1997 and 1996, respectively ...........................        3,384         2,943
    Inventories ................................................        1,515         1,239
    Interest receivable ........................................           60           202
    Other current assets .......................................          237           344
                                                                     --------      --------
                 Total current assets ..........................       13,740        19,667
Furniture, fixtures and equipment, net .........................          758           979
Long-term investments ..........................................         --           4,595
Other assets ...................................................          291           270
                                                                     --------      --------
                 Total assets ..................................     $ 14,789      $ 25,511
                                                                     ========      ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accounts payable ...........................................     $    463      $    685
    Accrued liabilities ........................................        2,178         1,625
    Capital lease obligations ..................................            2            15
    Other current liabilities ..................................           55           107
                                                                     --------      --------
                 Total current liabilities .....................        2,698         2,432
Capital lease obligations ......................................         --               2
                                                                     --------      --------
                 Total liabilities .............................        2,698         2,434

Commitments and contingencies (Note 11)

                                        EXOGEN, INC.

                                 CONSOLIDATED BALANCE SHEETS
                                 ---------------------------

                              (in thousands, except share data)
                                        (continued)


                                                                           September 30,
                                                                     ----------------------
                                                                        1997          1996
                                                                     --------      --------

Stockholders' equity:
    Preferred Stock, $0.0001 par value; 3,000,000 shares
         authorized in 1997 and 1996; no shares issued or
         outstanding ...........................................         --            --
    Common Stock, $0.0001 par value; 27,000,000 shares
         authorized in 1997 and 1996; 9,998,140 shares issued
         and outstanding in 1997 and 9,909,192 shares issued
         and outstanding in 1996 ...............................            1             1
    Additional paid-in capital .................................       46,691        46,272
    Cumulative translation adjustment ..........................         (275)          (22)
    Accumulated deficit ........................................      (34,326)      (23,174)
                                                                     --------      --------
                 Total stockholders' equity ....................       12,091        23,077
                                                                     --------      --------
                 Total liabilities and stockholders' equity ....     $ 14,789      $ 25,511
                                                                     ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                                      EXOGEN, INC.

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         -------------------------------------
                         (in thousands, except per share data)


                                                    For the years ended September 30,
                                                  ------------------------------------

                                                     1997          1996          1995
                                                  --------      --------      --------
Revenues:
     Product sales ..........................     $  7,081      $  5,777      $  1,852
     Revenues from development agreements ...          400         1,100          --
                                                  --------      --------      --------
          Total revenues ....................        7,481         6,877         1,852
                                                  --------      --------      --------

Operating costs and expenses:
     Cost of product sales ..................        3,864         3,661         1,128
     Research and development ...............        3,124         3,988         2,545
     Selling, general, and administrative ...       12,291        11,030         5,775
                                                  --------      --------      --------
           Total operating costs and expenses       19,279        18,679         9,448
                                                  --------      --------      --------

Operating loss ..............................      (11,798)      (11,802)       (7,596)

Other income (expense):
     Interest income, net ...................          701         1,438           604
     Other expense, net .....................          (51)         (224)          (59)
                                                  --------      --------      --------
           Total other income, net ..........          650         1,214           545
                                                  --------      --------      --------

Loss before income taxes ....................      (11,148)      (10,588)       (7,051)

Provision for income taxes ..................            4          --            --
                                                  --------      --------      --------

Net loss ....................................     $(11,152)     $(10,588)     $ (7,051)
                                                  ========      ========      ========


Net loss per share ..........................     $  (1.12)     $  (1.07)         --
                                                  ========      ========      ========

Weighted average shares outstanding .........        9,946         9,875          --

Pro forma net loss per share ................         --            --        $  (0.93)
                                                                              ========

Pro forma weighted average shares outstanding         --            --           7,574

The accompanying notes are an integral part of these consolidated financial statements.

                                                       EXOGEN, INC.

                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 ---------------------------------------------------------

                                  For the Years Ended September 30, 1997, 1996, and 1995
                                                      (in thousands)

                                         Common Stock          Additional     Cumulative
                                         ------------            Paid-in       Translation      Accumulated
                                     Shares        Amount        Capital       Adjustment         Deficit         Total
                                     ------        ------        -------       ----------         -------         -----
Balance, October 1, 1994 ...          1,385       $   --         $     13       $   --          $ (5,500)       $ (5,487)

   Amortization of Preferred
      Stock issuance costs .           --             --             --             --               (35)            (35)
   Issuance of Common Stock           2,875           --           28,509           --              --            28,509
   Conversion of Preferred
      Stock to Common Stock           5,590              1         17,416           --              --            17,417
   Translation adjustment ..           --             --             --              (11)           --               (11)
   Net loss ................           --             --             --             --            (7,051)         (7,051)
                                      -----        -------        -------       --------         -------         -------
Balance, September 30,1995 .          9,850              1         45,938            (11)        (12,586)         33,342

   Issuance of Common Stock              39           --              245           --              --               245
   Exercise of stock options             20           --               37           --              --                37
   Amortization of
      nonemployee stock
      option compensation ..           --             --               52           --              --                52
   Translation adjustment ..           --             --             --              (11)           --               (11)
   Net loss ................           --             --             --             --           (10,588)        (10,588)
                                      -----        -------        -------       --------         -------         -------

Balance, September 30, 1996           9,909              1         46,272            (22)        (23,174)         23,077

   Issuance of Common Stock              57           --              205           --              --               205
   Exercise of stock options             32           --               12           --              --                12
   Sale of warrants ........           --             --               20           --              --                20
   Amortization of
      nonemployee stock
      option and warrant
      compensation .........           --             --              182           --              --               182
   Translation adjustment ..           --             --             --             (253)           --              (253)
   Net loss ................           --             --             --             --           (11,152)        (11,152)
                                      -----        -------        -------       --------         -------         -------

Balance, September 30, 1997           9,998       $      1       $ 46,691       $   (275)       $(34,326)       $ 12,091
                                      =====       ========       ========       ========        ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                EXOGEN, INC.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    -------------------------------------
                                               (in thousands)

                                                                         For the years ended September 30,
                                                                       ------------------------------------
                                                                         1997          1996           1995
                                                                       --------      --------      --------
Cash flows from operating activities:
     Net loss ....................................................     $(11,152)     $(10,588)     $ (7,051)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization ..........................          394           330           186
          Amortization of net premium (discount) on short- and
               long-term investments .............................           72          (196)          (75)
          Amortization of nonemployee stock
               option/warrant compensation .......................          182            52          --
          Provision for losses on accounts receivable ............          250          --            --
          Other adjustments ......................................            2            14            47
     Decrease (increase) in assets:
          Accounts receivable, net ...............................         (908)       (2,081)         (871)
          Interest receivable ....................................          142          (158)          (44)
          Inventories ............................................         (320)          311          (738)
          Other current assets ...................................          104          (131)         (148)
          Other assets ...........................................          (30)          (46)         (188)
     Increase (decrease) in liabilities:
          Accounts payable .......................................         (207)          162            80
          Accrued liabilities ....................................          577           637           577
          Notes payable ..........................................         --            --            (380)
          Other current liabilities ..............................          (52)          107          --
                                                                       --------      --------      --------
               Net cash used in operating activities .............      (10,946)      (11,587)       (8,605)
                                                                       --------      --------      --------

Cash flows from investing activities:
     Purchase of short- and long-term investments ................       (1,392)      (20,868)      (16,310)
     Proceeds from sale of short- and long-term
       investments ...............................................        8,212        18,532         7,500
     Purchase of furniture, fixtures and equipment ...............         (165)         (411)         (916)
     Other investing activities ..................................         --               4            (4)
                                                                       --------      --------      --------
               Net cash provided by (used in) investing activities        6,655        (2,743)       (9,730)
                                                                       --------      --------      --------

Cash flows from financing activities:
     Proceeds from Preferred Stock issuances and
       bridge financing ..........................................         --            --          11,379
     Proceeds from exercise of stock options .....................           12            37          --
     Proceeds from sale of stock warrants ........................           20          --            --
     Proceeds from sale of Common Stock ..........................          205           245        28,508
     Principal payments under capital leases .....................          (15)          (14)          (13)
                                                                       --------      --------      --------
               Net cash provided by financing activities .........          222           268        39,874
                                                                       --------      --------      --------

                                                EXOGEN, INC.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    -------------------------------------
                                               (in thousands)
                                                (continued)

                                                                         For the years ended September 30,
                                                                       ------------------------------------
                                                                         1997          1996           1995
                                                                       --------      --------      --------

Effect of exchange rate changes on cash and cash
   equivalents ...................................................          (28)            1            (3)
                                                                       --------      --------      --------

Net (decrease) increase in cash and cash equivalents .............       (4,097)      (14,061)       21,536
Cash and cash equivalents, beginning of year .....................        8,115        22,176           640
                                                                       --------      --------      --------
Cash and cash equivalents, end of year ...........................     $  4,018      $  8,115      $ 22,176
                                                                       ========      ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                                  EXOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Description of Business

         Exogen, Inc. ("Exogen" or the "Company"), incorporated in New York in January 1992 and reincorporated in Delaware in February 1993, designs, develops, manufactures, and markets medical devices for the non-invasive treatment of musculoskeletal injury and disease. The Company commenced operations in March 1993.

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

         In fiscal 1995, the Company commenced commercial distribution of the SAFHS device in the United States, continued to expand the internal organizational structure, increased research and development activities, and established a wholly owned German subsidiary. In fiscal 1996 and 1997, the Company further strengthened its domestic sales and marketing infrastructure, continued its research and development activities of the SAFHS device and other technologies, and began and expanded commercial distribution of the SAFHS device in certain European countries. Essentially all the Company's product sales are generated from sales of the SAFHS device, and therefore, the Company is subject to the risks associated with a single product. The majority of primary payors for significantly all the Company's sales are third-party insurers.


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

         Under the terms of the Asset Purchase Agreement, (i) the Company paid $600,000 for those rights and (ii) the Company is obligated to make royalty payments to Interpore based upon net revenues from sales of devices covered by the Initial Patent.

         Under the terms of the License Agreement, the Company paid $475,000 to the patent holder. Accordingly, the Company was assigned the subject patent and the assignment was duly filed with the United States Patent and Trademark Office.

         The Company expensed the SAFHS ultrasound technology and the initial patent on the date acquired in fiscal 1993.

                                  EXOGEN, INC.

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

   Translation of Foreign Currency

         All assets and liabilities of the Company's foreign operations are translated to U.S. dollars at year-end exchange rates, while the income statement is translated at average exchange rates in effect during the year. Translation adjustments are recorded as a component of stockholders' equity.

   Revenue Recognition and Cost of Sales

         Upon shipment of the SAFHS device, the Company records revenue net of allowances for returns and amounts that the Company believes a respective third-party payor might deduct from the price of the SAFHS device.

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

                                  EXOGEN, INC.

   Cash and Cash Equivalents and Investments

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash, cash equivalents, and investments consist of the following (in thousands):

                                                                 September 30,
                                                           ---------------------
                                                              1997          1996
                                                           -------       -------
Cash and cash equivalents
-------------------------
     Cash ..........................................       $   205       $   145
     Money markets .................................         1,557           917
     Commercial paper ..............................         2,256         7,053
                                                           -------       -------
                                                             4,018         8,115
Short-term investments
----------------------
     U.S. Agency notes .............................         1,000         2,171
     Corporate bonds ...............................         2,518         2,955
     Bank notes ....................................         1,008         1,502
     Other .........................................          --             196
                                                           -------       -------
                                                             4,526         6,824
Long-term investments
---------------------
     U.S. Agency notes .............................          --           2,017
     Corporate bonds ...............................          --           2,578
                                                           -------       -------
                                                              --           4,595

Total cash, cash equivalents, and investments ......       $ 8,544       $19,534
                                                           =======       =======


         As of September 30, 1997 and 1996, all short-term and long-term investments, if any, have been classified as held to maturity. These investments are stated at amortized cost, which approximates market, and consist of certificates of deposit, commercial paper, U.S. Agency notes, and corporate bonds.

   Accounts Receivable

         Accounts receivable is recorded net of accumulated allowances for (i) returns and amounts that the Company believes a respective third-party payor might deduct from the price of the SAFHS device (see also "Revenue Recognition

                                  EXOGEN, INC.

and Cost of Sales" discussed above) and (ii) bad debt. Bad debt expense is classified as a Selling, general, and administrative expense, and was $250,000 in fiscal 1997. No bad debt expense was recorded prior to fiscal 1997; in fiscal 1996 and 1995, accounts receivable allowances were recorded in the aggregate as sales reserves. Because the SAFHS device was new and marketed only since October 1994, it was not practicable in fiscal 1996 and 1995 to segregate the allowances discussed above into three components. Changes in economic or other conditions could affect the ability of third-party payors to meet their obligations.

         Of the $3.4 million in Accounts Receivable, net at September 30, 1997, approximately 40% was derived from the Company's operations in Europe, principally Germany, where the Company has received limited local reimbursement on a case-by-case basis. (See Note 5, "Geographic Segment Information," below for a further discussion of international operations.)

   Inventories

         Inventories are stated at the lower of cost or market on a first-in, first-out basis.

   Furniture, Fixtures and Equipment

         Furniture, fixtures and equipment are recorded at cost. Depreciation is computed using the straight-line method over the related assets' estimated useful lives, which range from two to five years. Leasehold improvements are recorded at cost, and are amortized using the straight-line method over the useful life of the asset or the lease term, whichever is shorter. Management reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets might not be recoverable. The Company has determined that, as of September 30, 1997, no long-lived assets have been impaired.

   Patent Costs

         Costs incurred relating to developing patents are expensed as incurred.

   Income Taxes

         Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

   Net Loss Per Common Share

         For the years ended September 30, 1997 and 1996, net loss per share is determined using the weighted average number of shares of Common Stock outstanding during the period presented. The weighted average shares outstanding is based upon Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings per Share." Options have been excluded because they are antidilutive.

                                  EXOGEN, INC.

         For the year ended September 30, 1995, pro forma net loss per share is determined using the weighted average number of shares of Common Stock outstanding during the period presented. The weighted average shares outstanding is based upon (i) APB 15 for the periods after March 31, 1995 and (ii) Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB 83") for the period October 1994 through March 1995. Pursuant to SAB 83, the Series B Preferred Stock and options issued during the 12 months preceding the Initial Public Offering (see Note 4) at prices below the Initial Public Offering price have been included in the Company's loss per share computation for the period presented as if the shares were converted into Common Stock at the beginning of that period, even though they were antidilutive. The Series A Preferred Stock is included for the period presented as if the shares were converted into Common Stock at the beginning of that period. Options issued prior to the 12 months preceding the Initial Public Offering are excluded as they are antidilutive.

         Historical loss per share data for fiscal 1995 have not been presented as such information is not meaningful.

   Stock-Based Compensation

         Accounting for stock options issued to employees and nonemployee directors and stock issued pursuant to the Company's employee stock purchase plan is based upon the "intrinsic value" method set forth in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," with supplemental pro forma disclosures of "fair value" as required by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

         The "fair value" method of accounting is used for stock options and warrants issued to consultants. The fair value is calculated using an option pricing model, and the resultant compensation is recognized over the shorter of the vesting period or the service period.

   Management's Use of Significant Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, the accounts receivable and revenue of the Company have been reduced by an estimated reserve for returns and disallowed amounts; additionally, the accounts receivable has been reduced by an estimated reserve for bad debts. Actual results could differ from those estimates. Also, the Company's inventory consists primarily of high-technology finished goods subject to management's estimates as to the need of obsolescence reserves. In the case of accrued liabilities not evidenced by invoices, estimates are based on management's judgment.

                                  EXOGEN, INC.

   Recent Pronouncement

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

                                  EXOGEN, INC.

5.   Geographic Segment Information

         The Company began operations outside the United States by establishing a German subsidiary, Exogen (Europe) GmbH, in May 1995. For 1997, 1996, and 1995, net revenues, operating loss, and identifiable assets pertaining to the geographic areas in which the Company operates are as follows (in thousands):

                                                      September 30,
                                          --------------------------------------
                                             1997          1996           1995
                                          --------      --------       ---------
Net revenues:
     United States .................      $  7,400      $  7,284       $  2,035
     Europe ........................         1,300           787           --
     Intercompany eliminations .....        (1,219)       (1,194)          (183)
Operating loss:
     United States .................        10,292        10,813          7,366
     Europe ........................         1,457           919            230
     Intercompany eliminations .....            49            70           --
Identifiable assets:
     United States .................        13,041        24,449         34,813
     Europe ........................         1,748         1,062             73


         Intercompany eliminations between geographic areas represent intercompany export sales of U.S.A.-produced goods, and are accounted for based on established sales prices between the related companies. In computing operating loss for the foreign subsidiary, no allocations of general corporate expenses or interest have been made.

         Identifiable assets of the foreign subsidiary directly relate to its operations. United States assets consist of all other assets of the Company. Of the $1.8 million of identifiable assets in Europe at September 30, 1997, $1.4 million were accounts receivable, net of allowances for returns, bad debt, and amounts that the Company believes a respective third-party payor might deduct from the price of the SAFHS device. The European accounts receivable is derived principally from sales in Germany, where the Company has received limited local reimbursement on a case-by-case basis. To assist the collection of outstanding claims and to expedite the reimbursement process on future claims, the Company is seeking nationwide approval by the National Krankenkasse, the German governing organization that establishes medical reimbursement policy for health-care providers. To this end, in August 1997 the Company submitted a formal application to the National Krankenkasse. The application process includes a scientific assessment and a reimbursement assessment; the Company is currently in the scientific-assessment phase. In the interim, the Company has elected to sell SAFHS devices in Germany only when reimbursement is preapproved.

                                  EXOGEN, INC.

6.   Development Agreement Revenues

         The Company recorded revenues of $400,000 and $1.1 million in fiscal 1997 and 1996, respectively, related to development agreements with Teijin Limited, a Japanese corporation. No such revenues were reported for fiscal 1995. These development agreements cover two of the Company's technologies: (i) the SAFHS device and (ii) the mechanical-stress device under development to treat the loss of bone mass associated with osteoporosis. The SAFHS agreement provides for nonrefundable milestone payments to the Company for Teijin's development of the product for launch in Japan. The Company will manufacture and supply SAFHS devices to Teijin for clinical trials and subsequent sales in Japan. Teijin is responsible for complying with the regulatory requirements and for marketing and distributing the SAFHS device in Japan. The mechanical-stress agreement provides for nonrefundable milestone payments to the Company that will support, in part, the Company's clinical trials in the United States in exchange for a first option in favor of Teijin to negotiate a development and distribution agreement for this device for the Japanese market.

7.   Inventories

         Inventories consist of the following (in thousands):

                                                             September 30,
                                                       -------------------------
                                                        1997               1996
                                                       ------             ------
Finished goods ...........................             $1,218             $  768
Parts and components .....................                297                471
                                                       ------             ------
                                                       $1,515             $1,239
                                                       ======             ======

8.   Furniture, Fixtures and Equipment

         Furniture,   fixtures  and  equipment  consist  of  the  following  (in thousands):

                                                              September 30,
                                                         ----------------------
                                                           1997           1996
                                                         -------        -------
Furniture, fixtures and equipment ................       $ 1,573        $ 1,421
Leasehold improvements ...........................            80             71
                                                         -------        -------
                                                           1,653          1,492
Accumulated depreciation and amortization ........          (895)          (513)
                                                         -------        -------
                                                         $   758        $   979
                                                         =======        =======

                                  EXOGEN, INC.

         Depreciation and amortization expense was $383,000, $319,000, and $176,000, for the years ended September 30, 1997, 1996, and 1995, respectively.


9.   Accrued Liabilities

         Accrued liabilities consist of the following (in thousands):

                                                              September 30,
                                                        ------------------------
                                                         1997              1996
                                                        ------            ------
Compensation and benefits ..................            $  637            $  490
Taxes other than income ....................               446               241
Warranty expenses ..........................               156               157
Research and development ...................               312               136
Other ......................................               627               601
                                                        ------            ------
                                                        $2,178            $1,625
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

         Shares of Redeemable Preferred Stock outstanding at September 30, 1994, were 2,600,000.

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

                                  EXOGEN, INC.

11.   Commitments and Contingencies

         The Company leases a facility in Piscataway, New Jersey; the lease commenced May 1995 and has a remaining term of four years. The length of the lease is subject to adjustment, under certain conditions, as defined in the lease agreement.

         The approximate minimum annual rentals for the above-mentioned lease are as follows (in thousands):

                                                               Operating Lease
                                                               ---------------
         1998...............................................      $     457
         1999...............................................            464
         2000...............................................            471
         2001...............................................            478
                                                                  ---------
                                                                  $   1,870
                                                                  =========

         Rent expense was $493,000, $353,000, and $233,000 for the years ended September 30, 1997, 1996, and 1995, respectively.

         The Company is also committed to pay royalties on sales of certain of its products. Royalty expense in fiscal 1997, 1996, and 1995 was $417,000, $346,000, and $112,000, respectively.

         The Company's SAFHS device is currently both manufactured by the Company and produced by a contract manufacturer. The agreement between the
Company and this manufacturer is documented by specific purchase orders, effective to June 1999, covering anticipated requirements. At September 30, 1997, these purchase orders amounted to commitments of approximately $1.5 million.

         In March 1996, the Company settled a legal action brought against the Company on March 15, 1995, by a former sales representative of the Company. The settlement was recorded in Other expense, net.

         The Company is also a party to two lawsuits (one initiated in fiscal 1995, the other in fiscal 1997) that to date have not been settled. The Company does not believe that these lawsuits have any merit, and accordingly, no provision has been established in the accompanying consolidated financial statements. Management believes that these lawsuits will not have a material adverse effect on the Company's financial position, its results of operations, or its cash flows.

                                  EXOGEN, INC.

12.   Stock Option Plans and Stockholders' Equity

   Stock Option and Stock Option / Stock Issuance Plans

         The Company's 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") was adopted by the Board of Directors and stockholders as of May 25, 1995, for the purpose of attracting and retaining the services of selected employees (including officers and directors) and consultants. The Plan is the successor equity incentive program to the Company's 1993 Stock Option Plan (the "1993 Plan"), and options outstanding under the 1993 Plan were incorporated into the 1995 Plan. The 1995 Plan provides for options designated as either nonqualified or incentive stock options with a term of no more than 10 years. The 1995 Plan became effective with the IPO and will terminate on April 30, 2005, unless sooner terminated by the Board of Directors. A total of 750,000 shares of Common Stock has been authorized for issuance under the 1995 Plan, and 64,961 shares remained available for future grant as of September 30, 1997.

         The 1995 Plan is divided into four separate components: (i) the Discretionary Option Grant Program, under which employees, nonemployee directors (other than the members of the Compensation Committee), and consultants may, at the discretion of the plan administrator, be granted options to purchase shares of Common Stock at an exercise price of not less than the fair market value of the Common Stock on the grant date, and under which stock appreciation rights may be issued that will allow the holders to surrender their outstanding options for an appreciation distribution, in cash or Common Stock, from the Company;
(ii) the Stock Issuance Program, under which such persons may, in the plan administrator's discretion, be issued shares of Common Stock directly, through the purchase of such shares at a price not less than the fair market value of the Common Stock at the time of issuance or as a bonus tied to the performance of services; (iii) the Salary Investment Option Grant Program, under which selected officers and other key executives may elect to have a portion of their base salaries applied each year to the acquisition of options to purchase shares of Common Stock at an aggregate discount from the then fair market value equal to their salaries' investment; and (iv) the Automatic Option Grant Program, under which option grants will automatically be made at periodic intervals to eligible nonemployee directors to purchase shares of Common Stock at an exercise price equal to 100% of the fair market value of the Common Stock on the grant date.

                                  EXOGEN, INC.

         Stock option activity pursuant to the 1993 and 1995 Plans is summarized as follows:

                                                              Exercise Price
                                                     ------------------------------
                                                                          Weighted-
                                         Shares         Low       High     Average
                                         ------         ---       ----     -------
Balance at September 30, 1994 ....       55,000      $   0.02  $    0.02  $    0.02
     Granted .....................      296,450      $   0.02  $   13.00  $    5.88
     Exercised ...................         (125)     $   0.02  $    0.02  $    0.02
     Canceled/Forfeited ..........       (2,025)     $   0.02  $    5.50  $    3.28
                                       --------
Balance at September 30, 1995 ....      349,300      $   0.02  $   13.00  $    4.98
     Granted .....................      173,250      $   8.00  $   25.50  $   15.27
     Exercised ...................      (19,989)     $   0.02  $   10.00  $    1.84
     Canceled/Forfeited ..........      (12,524)     $   0.02  $   18.50  $    4.49
                                       --------
Balance at September 30, 1996 ....      490,037      $   0.02  $   25.50  $    8.76
     Granted .....................      450,175      $   3.50  $    4.75  $    4.17
     Exercised ...................      (31,952)     $   0.02  $    0.60  $    0.39
     Canceled/Forfeited ..........     (275,287)     $   0.02  $   25.50  $   11.89
                                       --------
Balance at September 30, 1997 ....      632,973      $   0.02  $   25.50  $    4.55
                                       ========


         At September 30, 1997, 1996, and 1995, stock options to purchase 119,124, 86,417, and 15,999 shares of Common Stock were exercisable at weighted-average prices of $5.21, $6.71, and $0.02, respectively.

         During fiscal 1997, 148,000 options previously issued to certain consultants and employees with a weighted-average exercise price of $14.96 were canceled and reissued at the fair market value of the Company's Common Stock on the date of reissuance. The weighted-average exercise price of the reissued options was $4.15 per share and the vesting period of these options commenced from the reissuance date.

         Options generally become exercisable in ratable installments over four- to five-year periods. In the opinion of management, options were issued at the fair market value of the Company's Common Stock on the date of grant.

                                  EXOGEN, INC.

         The  following  table  summarizes   information   about  stock  options
outstanding at September 30, 1997:

                                             Options Outstanding                Options Exercisable
                                         ------------------------------     ----------------------------
                                           Weighted-
                                           Average            Weighted-                        Weighted-
                        Shares            Remaining            Average       Shares             Average
  Range of            Outstanding        Contractual           Exercise     Exercisable         Exercise
Exercise Prices        at 9/30/97           Life                Price        at 9/30/97          Price
---------------        ----------           ----                -----        ----------          -----
 $0.02 - $0.60           110,873          7.08 years          $    0.41        49,324          $    0.31
 $3.50 - $3.50            33,000          9.21 years          $    3.50          --            $   --
 $4.00 - $4.00           267,475          9.32 years          $    4.00         5,000          $    4.00
 $4.50 - $4.75           122,000          9.34 years          $    4.73        23,750          $    4.67
 $5.50 - $5.50            16,500          7.51 years          $    5.50         8,256          $    5.50
 $8.00 - $8.00            40,750          8.38 years          $    8.00        12,876          $    8.00
$11.00 - $13.00           25,750          8.09 years          $   12.51        11,293          $   12.45
$18.50 - $25.50           16,625          8.31 years          $   20.08         8,625          $   21.54
                        --------                                              -------
$0.02 - $25.50           632,973          8.74 years          $    4.55       119,124          $    5.21
                        ========                                              =======


         There were no direct issuances of Common Stock or stock appreciation rights under the 1995 Plan as of September 30, 1997.

   Employee Stock Purchase Plan

         The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and stockholders as of May 25, 1995. The Purchase Plan, which is in accordance with Section 423 of the Internal Revenue Code, is designed to allow eligible employees of the Company and participating subsidiaries to purchase shares of Common Stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 10% of the participant's total cash earnings in each semi-annual period, and the purchase price per share will be eighty-five percent (85%) of the lower of (i) the fair market value of the Common Stock on the participant's date of entry into the offering period or (ii) the fair market value on the semi-annual purchase date.

         A total of 150,000 shares of Common Stock has been reserved for issuance under the Purchase Plan. Stock issued pursuant to the Purchase Plan during fiscal 1997, 1996, and 1995 was 56,996, 38,944 and 0, respectively, at weighted-average purchase prices of $3.60, $6.47 and $0.00, respectively. As of September 30, 1997, 54,060 shares remained available for future grant under the Purchase Plan.

                                  EXOGEN, INC.

         The Purchase Plan will terminate upon the earliest of (i) the last business day in July 2005, (ii) the date on which all shares available for issuance under the Purchase Plan have been sold pursuant to purchase rights exercised under the Purchase Plan, or (iii) the date on which all purchase rights are exercised in connection with a Corporate Transaction as defined in the Purchase Plan.

   Stock Warrants

         In September 1997, the Company and a consultant entered into an advisory agreement whereby the consultant acquired a warrant (at a cost of $0.20 per share) to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $4.50 per share. The warrant is fully vested and immediately exercisable and expires five years after issuance subject, however, to expiration on August 1, 1998, in the event that the Company does not, by April 30, 1998, consummate a strategic partnering transaction relating to the commercialization of certain of the Company's non-invasive technologies (each a "Strategic Partnering Transaction"). Further, for each of the three Strategic Partnering Transactions described in the advisory agreement and subsequently entered into by the Company, the consultant will receive a warrant (at no cost) to purchase 75,000 shares of the Company's Common Stock at an exercise price of $4.50 per share (the "Transaction Warrant"). For each Strategic Partnering Transaction consummated prior to April 30, 1998, the consultant will receive, in lieu of the foregoing Transaction Warrant, a Transaction Warrant to purchase 125,000 shares of the Company's Common Stock at an exercise price of $4.50 per share (subject to adjustment). Such Transaction Warrants, if issued, would expire five years after issuance.

         As of September 30, 1997, the warrant was not exercised and no additional warrants were due to the consultant.

   Fair Value Disclosures

         Stock options granted to employees (and nonemployee directors) are set at the closing price of the Company's Common Stock on the date of grant, and the related number of shares granted are fixed at that point in time. Therefore, under the principles of APB 25, the Company does not recognize compensation expense associated with the grant of such options. Additionally, under provisions of APB 25, employee stock purchase plans such as the Company's do not require the recognition of compensation expense. However, under the provisions of SFAS 123, the Company is required to use an option valuation model to provide supplemental pro forma information regarding options granted and stock issued under the employee stock purchase plan after September 30, 1995.

         Stock options and warrants issued to consultants are accounted for under SFAS 123. Compensation expense recognized for such options and warrants was $182,000 and $52,000 for the years ended September 30, 1997 and 1996, respectively.

         The fair value of the options and warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1997 and 1996, respectively: risk-free interest rates of 6.13% and 5.67%; dividend yields of 0% and 0%; volatility

                                  EXOGEN, INC.

factors for the expected market price of the Company's Common Stock of 38.4% and 40.6%; and expected lives of the options of 3.55 years and 4.44 years. These assumptions resulted in weighted-average fair values of $1.45 and $6.17 per share for stock options and warrants granted to employees (and nonemployee directors) and consultants in fiscal 1997 and 1996, respectively.

         The fair value of shares under the Company's employee stock purchase plan was estimated at the subscription date (i.e., "enrollment" date) of participants into the respective offering periods under the purchase plan. The estimate was based upon a Black-Scholes option pricing model with the following weighted-average assumptions for purchase periods during fiscal 1997 and 1996, respectively: risk-free interest rates of 6.05% and 5.48%; dividend yields of 0% and 0%; volatility factors for the expected market price of the Company's Common Stock of 37.0% and 50.1%; and expected term length of 1.94 years and 1.17 years.

         Pro forma information regarding net loss and net loss per share, as shown below, was determined as if the Company had accounted for its employee stock options and shares sold under its employee stock purchase plan under the fair value method of SFAS 123. For purposes of pro forma disclosures, the estimated fair value is amortized over the applicable vesting periods. Since the SFAS 123 method of accounting has not been applied during fiscal years prior to October 1, 1995, the resulting pro forma compensation expense might not be representative of that to be expected in future years. The Company's pro forma information is as follows (in thousands, except per share information):

                                                    Years Ended September 30,
                                                 -------------------------------
                                                     1997                1996
                                                 -----------         -----------
Net loss:
     As reported .......................         $  (11,152)         $  (10,588)
     Pro forma .........................         $  (11,370)         $  (10,733)


Net loss per share:
     As reported .......................         $    (1.12)         $    (1.07)
     Pro forma .........................         $    (1.14)         $    (1.09)

   Restricted Stock Agreements

         All holders of Common Stock issued prior to the IPO have entered into restricted stock purchase agreements that grant certain repurchase rights to the Company upon the sale, assignment, transfer, encumbrance, or other disposition of the Company's shares or upon termination of service with the Company. The repurchase rights terminate over time with respect to any and all shares in which the purchaser's interest has vested. Of the Common Stock issued prior to the IPO, 1,357,332 and 1,060,836 shares are vested as of September 30, 1997 and 1996, respectively. The unvested 27,666 shares at September 30, 1997, vest over the next two months.

                                  EXOGEN, INC.

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

         Effective December 6, 1996, pursuant to a Preferred Shares Rights Agreement (the "Rights Agreement") between the Company and Registrar and Transfer Company, as Rights Agent (the "Rights Agent"), the Company's Board of Directors declared a dividend of one right (a "Right") to purchase one one-hundredth share of the Company's Series A Participating Preferred Stock ("Series A Preferred") for each outstanding share of Common Stock of the Company. The dividend was payable on December 19, 1996 (the "Record Date"), to stockholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred at an exercise price of $30.00 (the "Purchase Price"), subject to adjustment in the event the Company declares a dividend on the Common Stock payable in Common Stock, subdivides the number of outstanding shares of Common Stock into a larger number of such shares, or combines the number of outstanding shares of Common Stock into a smaller number of such shares, among other circumstances. In addition, under certain circumstances described more fully in the Rights Agreement, the Rights may become exercisable for a number of shares of Common Stock having a value equal to two times the Purchase Price.

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

13.  Income Taxes

         As a result of the losses generated, the Company has no provision for income taxes. The Company has recorded a full valuation allowance against its deferred tax assets as realizability of such asset is predicated upon the Company's achieving profitability. The change in valuation allowance during 1997, 1996, and 1995 was $5,050,000, $3,478,000, and $2,813,000, respectively.

                                  EXOGEN, INC.

         The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax asset and their approximate tax effects are as follows (in thousands):

                                                             September 30,   September 30,
                                                                  1997           1996
                                                             -------------   -------------
Deferred Tax Asset:
    Start-up costs .....................................        $   488        $   732
    Research and development costs .....................            548            548
    Research and development and related patent acquired              7            184
    Vacation accrual ...................................             52             18
    Allowances for returns, disallowances, and bad debts            650            555
    Net operating loss .................................          9,936          5,736
    German net operating loss ..........................          1,135            575
    Other ..............................................            708            126
                                                                -------        -------
    Deferred tax asset .................................         13,524          8,474

Less: Valuation Allowance ..............................        (13,524)        (8,474)
                                                                -------        -------
                                                                $     0        $     0
                                                                =======        =======

         At September 30, 1997, the Company has net operating loss carryforwards for United States federal income tax purposes of approximately $24.8 million. These net operating loss carryforwards expire on various dates beginning 2007. The Company's ability to utilize its net operating loss carryforwards is subject to annual limitations in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code, as amended. At September 30, 1997, the Company also has net operating loss carryforwards for German income tax purposes of $2.3 million, which are not subject to any limitations.


14.  Supplemental Disclosure of Cash Flow Information

         Cash paid for interest was $12,000, $9,000, and $169,000 in 1997, 1996, and 1995, respectively.

         The Company paid $4,000 in income taxes in fiscal 1997. No income taxes were paid in fiscal 1996 or 1995.

         The Company recorded $0, $0, and $35,000 of amortization related to Preferred Stock issuance costs in 1997, 1996, and 1995, respectively.


15.  Subsequent Events

         On October 20, 1997, the Company completed a $7.5 million private placement of 1,799,019 shares of its Common Stock. The participants in the private placement included several shareholders of record on September 30, 1997, and two new investment groups. The Company will use the financing's proceeds for general corporate purposes.

                                  EXOGEN, INC.

         On November 14, 1997, the Board of Directors of the Company approved, subject to stockholder approval at the 1998 Annual Meeting of Stockholders, (i) an amendment to the 1995 Stock Option / Stock Issuance Plan, which includes an increase in the number of shares of Common Stock available for issuance thereunder from 750,000 to 1,350,000 shares and (ii) an amendment to the Employee Stock Purchase Plan to increase the number of shares of Common Stock available for issuance thereunder from 150,000 to 350,000 shares. Information regarding the amendments to the 1995 Stock Option / Stock Issuance Plan and Employee Stock Purchase Plan is set forth in the Company's Definitive Proxy Statement, which the Company expects will be mailed to stockholders on or about January 8, 1998, in connection with the 1998 Annual Meeting of Stockholders.

                                                   EXOGEN, INC.

                                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                  ----------------------------------------------
                                                  (in thousands)



                                                            Additions
                                                   --------------------------
                                     Balance at    Charged to      Charged to                            Balance
                                    Beginning       Costs and        Other                               at End
      Description                    of Period      Expenses        Accounts         Deductions         of Period
      -----------                    ---------      --------        --------         ----------         ---------
Year ended September 30, 1995

Allowance for returns, bad
debt, and price deductions
by third-party payors .........        $ --          $  352        $     --          $   154 (a)         $  198

Year ended September 30, 1996

Allowance for returns, bad
debt, and price deductions
by third-party payors .........        $  198        $1,667        $     --          $ 1,519 (a)         $  346

Year ended September 30, 1997

Allowance for returns, bad
debt, and price deductions
by third-party payors .........        $  346        $3,811        $(58) (b)         $ 2,313 (a)         $1,786



  (a) Returns and write-offs.
  (b) Foreign currency translation adjustments.