Form 10-Q
period 1997-12-31
EXOGEN INC
filed 1998-02-06
CIK 934094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                         Commission file number 0-26154

                                  EXOGEN, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      22-3208468
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                             10 Constitution Avenue
                       P.O. Box 6860, Piscataway, NJ 08855
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code     (732) 981-0990

                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.


Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ X ]    No  [   ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date Common Stock, par value $0.0001 per share: 11,844,454 shares outstanding at January 30, 1998.

                                  EXOGEN, INC.
                          Quarterly Report on Form 10-Q
                                December 31, 1997



                                Table of Contents




PART I--Financial Information . . . . . . . . . . . . . . . . . . . . . . . . .

         Item 1--Financial Statements:
                  Consolidated Balance Sheets . . . . . . . . . . . . . . . . .
                  Consolidated Statements of Operations . . . . . . . . . . . .
                  Consolidated Statements of Comprehensive Income . . . . . . .
                  Consolidated Statements of Cash Flows . . . . . . . . . . . .
`                 Notes to Consolidated Financial Statements . . . . . . . . . .

         Item 2--Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . . . . . . .

PART II--Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .

         Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .

         Item 2. Changes in Securities and Use of Proceeds . . . . . . . . . . .

         Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . .

         Item 4. Submission of Matters to a Vote of Security Holders . . . . . .

         Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . .

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                             EXOGEN, INC.

                                     CONSOLIDATED BALANCE SHEETS
                                  (in thousands, except share data)

                                                                      December 31,     September 30,
                                                                          1997              1997
                                                                      ------------      ------------
                                                                       (Unaudited)
                    ASSETS

Current assets:
    Cash and cash equivalents ...................................     $     10,295      $      4,018
    Short-term investments ......................................            3,692             4,526
    Accounts receivable, net ....................................            3,139             3,384
    Inventories .................................................            1,507             1,515
    Other current assets ........................................              635               297
                                                                      ------------      ------------
                 Total current assets ...........................           19,268            13,740
Furniture, fixtures and equipment, net ..........................              666               758
Other assets ....................................................              257               291
                                                                      ------------      ------------
                 Total assets ...................................     $     20,191      $     14,789
                                                                      ============      ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accounts payable ............................................     $        602      $        463
    Accrued liabilities .........................................            2,299             2,178
    Capital lease obligations ...................................             --                   2
    Other current liabilities ...................................               70                55
                                                                      ------------      ------------
                 Total current liabilities ......................            2,971             2,698
                                                                      ------------      ------------
                 Total liabilities ..............................            2,971             2,698

Commitments and contingencies (Note 2)

                                             EXOGEN, INC.

                                     CONSOLIDATED BALANCE SHEETS
                                  (in thousands, except share data)
                                             (continued)

                                                                      December 31,     September 30,
                                                                          1997              1997
                                                                      ------------      ------------
                                                                       (Unaudited)


Stockholders' equity:
    Preferred Stock, $0.0001 par value;  3,000,000 shares
         authorized at December 31, 1997, and September 30,1997;
         no shares issued or outstanding ........................             --                --
    Common Stock,  $0.0001 par value; 27,000,000 shares
         authorized at December 31, 1997, and September 30, 1997;
         11,802,159 shares issued and outstanding at
         December 31, 1997, and 9,998,140 shares issued and
         outstanding  at September 30, 1997 .....................                1                 1
    Additional paid-in capital ..................................           54,108            46,691
    Cumulative translation adjustment ...........................             (305)             (275)
    Accumulated deficit .........................................          (36,584)          (34,326)
                                                                      ------------      ------------
                 Total stockholders' equity .....................           17,220            12,091
                                                                      ------------      ------------
                 Total liabilities and stockholders' equity .....     $     20,191      $     14,789
                                                                      ============      ============




              The accompanying notes are an integral part of these consolidated financial statements.

                                  EXOGEN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                           Three Months Ended
                                                               December 31,
                                                         ----------------------
                                                           1997           1996
                                                         -------        -------
                                                               (Unaudited)
Revenues:
     Product sales ...............................       $ 1,872        $ 1,791
                                                         -------        -------
           Total revenues ........................         1,872          1,791
                                                         -------        -------

Operating costs and expenses:
     Cost of product sales .......................           832          1,133
     Research and development ....................           648          1,012
     Selling, general, and administrative ........         2,820          3,251
                                                         -------        -------
           Total operating costs and expenses ....         4,300          5,396
                                                         -------        -------

Operating loss ...................................        (2,428)        (3,605)

Other income (expense):
     Interest income, net ........................           180            241
     Other expense, net ..........................           (10)           (24)
                                                         -------        -------
           Total other income, net ...............           170            217
                                                         -------        -------

Net loss .........................................       $(2,258)       $(3,388)
                                                         =======        =======

Basic net loss per common share ..................       $ (0.20)       $ (0.34)
                                                         =======        =======
Diluted net loss per common share ................       $ (0.20)       $ (0.34)
                                                         =======        =======


                                  EXOGEN, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)


                                                          Three Months Ended
                                                              December 31,
                                                         ----------------------
                                                           1997           1996
                                                         -------        -------
                                                               (Unaudited)
Net loss .........................................       $(2,258)       $(3,388)

Other comprehensive loss:
     Foreign currency translation adjustments ....           (30)           (21)
                                                         -------        -------
           Total other comprehensive loss ........           (30)           (21)
                                                         -------        -------

Comprehensive loss ...............................       $(2,288)       $(3,409)
                                                         =======        =======



              The accompanying notes are an integral part of these consolidated financial statements.

                                         EXOGEN, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)

                                                                         Three Months Ended
                                                                             December 31,
                                                                       ----------------------
                                                                         1997          1996
                                                                       --------      --------
                                                                             (Unaudited)
Cash flows from operating activities:
     Net loss ....................................................     $ (2,258)     $ (3,388)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization ..........................          114           120
          Amortization of net premium on short- and long-term
            investments ..........................................           14            21
          Amortization of nonemployee stock
            option/warrant compensation ..........................           30            30
          Provision for losses on accounts receivable ............           68          --
          Other adjustments ......................................           (3)            1
     Decrease (increase) in assets:
          Accounts receivable, net ...............................          154          (564)
          Interest receivable ....................................          (36)           42
          Inventories ............................................            3          (111)
          Other current assets ...................................         (301)          (30)
          Other assets ...........................................           30          --
     Increase (decrease) in liabilities:
          Accounts payable .......................................          139           (94)
          Accrued liabilities ....................................          125           656
          Other current liabilities ..............................           15            10
                                                                       --------      --------
               Net cash used in operating activities .............       (1,906)       (3,307)
                                                                       --------      --------

Cash flows from investing activities:
     Purchase of short- and long-term investments ................         (680)       (1,392)
     Proceeds from sale of short- and long-term
       investments ...............................................        1,500         2,874
     Purchase of furniture, fixtures and equipment ...............          (19)         (102)
                                                                       --------      --------
               Net cash provided by investing activities .........          801         1,380
                                                                       --------      --------

                                         EXOGEN, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                         (continued)

                                                                         Three Months Ended
                                                                             December 31,
                                                                       ----------------------
                                                                         1997          1996
                                                                       --------      --------
                                                                             (Unaudited)
Cash flows from financing activities:
     Proceeds from exercise of stock options .....................            3          --
     Proceeds from sale of Common Stock ..........................        7,384          --
     Principal payments under capital leases .....................         --              (5)
                                                                       --------      --------
               Net cash provided by (used in) financing activities        7,387            (5)
                                                                       --------      --------

Effect of exchange rate changes on cash and cash
  equivalents ....................................................           (5)           (5)
                                                                       --------      --------

Net increase (decrease) in cash and cash equivalents .............        6,277        (1,937)
Cash and cash equivalents, beginning of period ...................        4,018         8,115
                                                                       --------      --------
Cash and cash equivalents, end of period .........................     $ 10,295      $  6,178
                                                                       ========      ========


              The accompanying notes are an integral part of these consolidated financial statements.

                                  EXOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) that management considers necessary to present fairly the financial position of Exogen, Inc. ("the Company") as of December 31, 1997, the results of operations for the three months ended December 31, 1997 and 1996, and the cash flows for the three months then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements, which include the financial position, results of operations, and cash flows for Exogen, Inc. and its wholly owned subsidiary, Exogen (Europe) GmbH, should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 1997, included in the Company's Annual Report on Form 10-K.


2.       COMMITMENTS AND CONTINGENCIES

         The Company is subject to claims and litigation in the ordinary course of business. In management's opinion, such claims are not material to the Company's financial position, its results of operations, or its cash flows.


3.       NET LOSS PER COMMON SHARE

         In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which requires the presentation of both basic and diluted earnings per share on the face of the Consolidated Statements of Operations. Options and warrants are not included in the calculation of diluted earnings per share if the effect would be antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented.

         Net loss per share under the provisions of SFAS 128 for periods prior to the first quarter of fiscal 1998 did not differ from the net loss per share as reported in those prior periods.

         The following table summarizes securities that were outstanding as of December 31, 1997 and 1996, but not included in the calculation of diluted net loss per share because such shares are antidilutive:

                                                              December 31,
                                                      -------------------------
                                                        1997              1996
                                                      -------           -------
         Options.................................     618,373           580,711
         Warrants................................     100,000              -

4.       INVENTORIES

         Inventories consist of the following:


                                                 December 31,     September 30,
                                                     1997             1997
                                                   -------          -------
                                                         (in thousands)
         Finished goods......................      $ 1,203          $ 1,218
         Parts and components................          304              297
                                                   -------          -------
                                                   $ 1,507          $ 1,515
                                                   =======          =======


5.       SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                      1997           1996
                                                     -----          ----
                                                         (in thousands)
         Interest paid...........................    $   2          $  4


6.       PRIVATE PLACEMENT OF COMMON STOCK

         On October 20, 1997, the Company completed a private placement (the "Private Placement") of 1,799,019 shares of its Common Stock for aggregate net proceeds of $7.4 million. The Common Stock subject to the Private Placement was sold by the Company pursuant to Regulation D of the Securities Act of 1933, as amended, on the basis that the Common Stock was issued under circumstances not involving a public offering. Pursuant to a Registration Rights Agreement, dated October 20, 1997, by and among the Company and the investors in the Private Placement, the Company filed a registration statement on January 2, 1998, to register the shares of Common Stock sold in the Private Placement.

                                  EXOGEN, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

This Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions, and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below under "Business Considerations" as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company's Form 10-K.

Results of Operations

Three Months Ended December 31, 1997, and December 31, 1996

For the three months ended December 31, 1997, essentially all of the Company's product sales were from the Company's Sonic Accelerated Fracture Healing System ("SAFHS") devices. For the three months ended December 31, 1997, product sales were $1.9 million, compared with $1.8 million for the three months ended December 31, 1996. The increase of $81,000 (or 5%) was primarily a result of an increase in the average realized selling price of a SAFHS, which was approximately $2,120 for the three months ended December 31, 1997, compared with approximately $2,040 for the three months ended December 31, 1996.

International product sales, primarily derived from sales in Germany, were 7% of total product sales in units for the three months ended December 31, 1997, compared with 27% of total product sales in units for the three months ended December 31, 1996. International product net revenues for the three months ended December 31, 1997, were reduced to zero as a result of an adjustment to increase the reserves for international sales allowances and returns. The Company is seeking nationwide reimbursement approval by the National Krankenkasse, the German governing organization that establishes medical reimbursement policy for health-care providers. To this end, in August 1997 the Company submitted a formal application to the National Krankenkasse. The Company has elected to sell SAFHS devices in Germany only when reimbursement is preapproved, which has caused a decrease in international sales.

Cost of product sales was $832,000 for the three months ended December 31, 1997, compared with $1.1 million for the three months ended December 31, 1996. Included in cost of sales were royalties and the cost of manufacture of the SAFHS device by the Company and an outside source. Gross profit for the three months ended December 31, 1997, was $1.0 million (or 56% as a percentage of product sales), compared with $658,000 (or 37%) for the three months ended December 31, 1996. The $382,000 increase (or 58%) in gross profit was principally due to (i) reduced per-unit product costs principally related to the introduction of the SAFHS 2000 and (ii) an increase in the average realized selling price of a SAFHS.

Research and development expenses for the three months ended December 31, 1997, decreased to $648,000 from $1.0 million for the three months ended December 31, 1996. The decrease of $364,000 (or 36%) was primarily a result of (i) reductions in the number of research projects funded and (ii) savings from a workforce reduction in fiscal 1997.

Selling, general, and administrative expenses for the three months ended December 31, 1997, decreased to $2.8 million from $3.3 million for the three months ended December 31, 1996. The decrease of $431,000 (or 13%) resulted from
(i) a reduction in marketing consultation and (ii) savings from a workforce reduction in fiscal 1997.

Net interest income for the three months ended December 31, 1997, decreased to $180,000 from $241,000 for the three months ended December 31, 1996, consistent with the level of funds available for investment.

The Company incurred a net loss of $2.3 million, or $0.20 per share, for the three months ended December 31, 1997, compared with a net loss of $3.4 million, or $0.34 per share, for the three months ended December 31, 1996. (Per share data are based upon weighted average shares outstanding, which exclude options and warrants because they are antidilutive. See Note 3 to the Consolidated Financial Statements for a discussion of the calculation of per share data.) The decrease of $1.1 million (or 33%) in net loss was caused principally by the factors discussed above.

Liquidity and Capital Resources

Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $36.6 million at December 31, 1997. Through September 30, 1997, the Company had funded its operations primarily through two early-stage private placements of equity securities (aggregating $17.6 million) and an Initial Public Offering of Common Stock in July 1995 (aggregating $28.5 million, including proceeds from the overallotment option). On October 20, 1997, the Company completed a private placement of 1,799,019 shares of its Common Stock for aggregate net proceeds of $7.4 million.

For the three months ended December 31, 1997, the Company used net cash of $1.9 million for operating activities, primarily to fund selling and marketing of the SAFHS 2000. Working capital was $16.3 million at December 31, 1997, an increase of $5.3 million (or 48%) from the balance at September 30, 1997. Included in working capital were international net receivables of $1.1 million at December 31, 1997. The Company's capital expenditures for the three months ended December 31, 1997, were $19,000. The Company estimates that equipment and furnishings to expand in-house manufacturing and administrative support activities will require capital expenditures of approximately $300,000 during each of fiscal 1998 and 1999.

From December 1995 through December 31, 1997, the Company has recorded $1.5 million of revenues related to development agreements with Teijin Limited, a Japanese corporation. No such revenues were recognized in the three months ended December 31, 1997 or 1996. These development agreements cover two of the Company's technologies: (i) the SAFHS device and (ii) the mechanical-stress device under development. The SAFHS agreement provides for milestone payments to the Company for Teijin's development of the product for launch in Japan. The Company will manufacture and supply SAFHS devices to Teijin for clinical trials and subsequent sales in Japan. Teijin is responsible for complying with the regulatory requirements and marketing and distributing the SAFHS device in Japan. The mechanical-stress agreement provides for milestone payments to the Company that will support, in part, the Company's clinical trials in the United States in exchange for a first option in favor of Teijin to negotiate a development and distribution agreement for this device for the Japanese market.

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

Year 2000 Compliance

Many existing computerized applications were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many of these applications could fail or create errors by or at the year 2000. Management is assessing the year 2000 compliance impact on the Company's operations, but does not expect compliance costs to be material.

Business Considerations

Limited Operating History

The Company has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, obtaining approval from the U.S. Food and Drug Administration ("FDA") for the Company's SAFHS device, developing the Company's sales and marketing organization, supervising the manufacture of the SAFHS device by a contract manufacturer, developing in-house manufacturing capability, and selling its SAFHS device domestically and internationally. The Company was formed for the purpose of acquiring the SAFHS technology and related clinical data, as well as the mechanical-stress technology. The Company has limited direct clinical trial experience. The Company received approval of its Pre-Market Approval ("PMA") Application for the SAFHS Model 2A device and began marketing it in October 1994, and further received approval of the SAFHS 2000 device and began marketing the SAFHS 2000 in May 1997, and therefore has limited experience in marketing and selling its products in commercial quantities. The Company had no previous direct manufacturing experience prior to commencing in-house refurbishing of its SAFHS device in fiscal 1996. Whether the Company can successfully manage the transition to a larger-scale commercial enterprise will depend, in part, upon further developing its distribution network; successfully developing its manufacturing capability; and strengthening its financial and management systems, procedures, and controls. Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

In August 1996, the Technology Advisory Committee of the Health Care Financing Administration ("HCFA") recommended that the SAFHS device not be covered under the Medicare program. The Company, however, continues to pursue coverage for SAFHS by providing additional information to the HCFA staff; in the interim, the Company is not shipping orders to patients covered under Medicare. The United States Congress is also considering various proposals to significantly reduce Medicare and Medicaid expenditures, which, if they were enacted and if SAFHS were covered under Medicare or Medicaid, could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows. In addition, third-party payors are increasingly limiting reimbursement coverage for medical devices, and in many instances have put pressure on medical suppliers to lower their prices. The Company has limited experience in obtaining reimbursement for its products in countries other than the United States, and has obtained only limited reimbursement in Germany. There is no assurance that the Company's efforts to obtain reimbursement approval in Germany and in other countries will be successful. Lack of or inadequate reimbursement by governmental and other third-party payors for the Company's products would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

History of Losses; Profitability Uncertain; Fluctuations in Operating Results

The Company has incurred substantial losses since inception and, as of December 31, 1997, had an accumulated deficit of approximately $36.6 million. Such losses have resulted principally from expenses associated with obtaining FDA approval for the Company's SAFHS device, engineering and developing the SAFHS and mechanical-stress devices, and establishing and expanding the sales and marketing organization and reimbursement activities in the United States and in Europe. The Company expects to generate substantial additional losses in the future primarily attributable to development of, and clinical trials for, the mechanical-stress device, clinical trials for expanded indications of the SAFHS technology, the continued expansion of domestic and international sales and marketing activities, and the expansion of in-house manufacturing capability. Results of operations may fluctuate significantly from quarter to quarter based on such factors, and will also depend upon reimbursement by third-party payors, new product introductions by the Company or its competitors, timing of regulatory actions, expenditures incurred in the research and development of new products, and the mix of product sales between the United States and abroad. The Company's future revenues and profitability are critically dependent on whether it can successfully market and sell its SAFHS device. There can be no assurance that significant revenues or profitability will ever be achieved.

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

Risks Associated with International Operations

The Company established a subsidiary in Germany during fiscal 1995 as part of its strategy to introduce the SAFHS device in Europe, and commenced commercial distribution of the device in certain European countries during fiscal 1996. International product sales, which were principally in Germany, were 13% of total product sales in units in fiscal 1996, 23% in fiscal 1997, and for the three months ended December 31, 1997, were 7% of total product sales in units. The international product net revenues for the three months ended December 31, 1997, were reduced to zero with an adjustment to increase the reserves for international sales allowances and returns. Management expects international revenues to represent a significant percentage of total revenues. The Company believes that its profitability and continued growth will require expansion of sales in foreign markets, and so it intends to continue to expand its operations outside the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance that the Company will be able to achieve market acceptance of its products in international markets or maintain or increase international market demand for its products.

As of December 31, 1997, the balance in international accounts receivable, net of allowances for returns and bad debt, was $1.1 million, with days outstanding of approximately 420 days. The international accounts receivable is primarily derived from sales in Germany, where the Company has received limited local reimbursement on a case-by-case basis. To assist the collection of outstanding claims and to expedite the reimbursement process on future claims, the Company is seeking nationwide approval by the National Krankenkasse, the German governing organization that establishes medical reimbursement policy for health-care providers. To this end, in August 1997 the Company submitted a formal application to the National Krankenkasse. The application process includes a scientific assessment and a reimbursement assessment; the Company is currently in the scientific-assessment phase. In the interim, the Company has elected to sell SAFHS devices in Germany only when reimbursement is preapproved, which has caused a downward trend in international sales. There can be no assurance that the Company will obtain a favorable ruling on its request for nationwide approval on a timely basis, if at all. Lack of approval by the National Krankenkasse for the Company's products could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

                                     PART II
                                OTHER INFORMATION



ITEM 1.           Legal Proceedings

                  On April 4, 1995, a former consultant to Interpore, the company from which Exogen purchased certain SAFHS ultrasound assets, filed a complaint against Interpore and Exogen in the United States District Court for the Southern District of New York, claiming the right, pursuant to the terms of a consulting agreement between such consultant and the predecessor company to Interpore, to certain royalties, not exceeding 1.25% of the net revenues generated from the sale of SAFHS devices. On June 5, 1995, Exogen answered the complaint, denied that it has any liability to the consultant, and asserted a number of specific defenses. On the same day, Interpore did the same, and also asserted cross-claims against Exogen, claiming that any royalties found to be due to the consultant should be paid by Exogen and that Exogen should be liable for Interpore's attorneys' fees and other costs incurred in the litigation. On July 7, 1995, Exogen answered Interpore's cross-claims, denied that it has any liability to the consultant or to Interpore, asserted a number of specific defenses to Interpore's claims, and asserted cross-claims against Interpore that any royalties found to be due to the consultant should be paid by Interpore and that Interpore be liable for Exogen's attorneys' fees and other costs incurred in the litigation. Exogen and Interpore since have agreed that
                  (i) Exogen's counsel will assume the status of lead defense counsel in the litigation; (ii) any adverse judgment entered in the litigation will be entered against Exogen and Interpore jointly and severally; and (iii) Exogen will indemnify Interpore for any payments that are required to be made to the consultant as a result of the litigation, and Exogen and Interpore thereafter will resolve separately their respective liabilities. As a result of the foregoing, in March 1996 Exogen and Interpore dismissed their claims against each other in this litigation, without prejudice to their right to resolve them, if necessary, as described above. The Company does not believe that the consultant's claims have merit, and together with Interpore, is vigorously defending this action. The discovery process has been completed, and the Company has made a motion that the Court enter a judgment in favor of the Company and Interpore and against the consultant. There can be no assurance, however, that the motion will be granted or that the consultant's claims will not be upheld.

                  In March 1997, the Company received a demand from Pilla Consulting, Inc. and Arthur A. Pilla (collectively, "Pilla") for royalties allegedly due pursuant to a consulting agreement between Pilla Consulting and the predecessor company to Interpore. Pilla claims entitlement to royalties of 1.25% of the net revenues generated from the sale of SAFHS devices. The

                  Company does not believe that Pilla's claim has any merit. For that reason, on April 2, 1997, the Company filed a complaint against Pilla in the Supreme Court for the State of New York seeking a judicial declaration that the Company is not liable to Pilla for any royalties. Pilla asserted a counterclaim against the Company, seeking to be awarded the demanded royalties, that the Company asked the Court to dismiss on the grounds that Pilla failed to state a claim against the Company. Pilla subsequently asked the Court for permission to amend its answer. The Court recently dismissed Pilla's counterclaim and denied Pilla permission to amend, but gave Pilla permission to replead its counterclaim. In January 1998, Pilla served an amended counterclaim. The Company intends to aggressively pursue the action against Pilla and to vigorously defend against the counterclaims by Pilla seeking said royalties or equivalent payments under any legal theory. There can be no assurance, however, that Pilla's claim will not be upheld.


ITEM 2.           Changes in Securities and Use of Proceeds

                  Initial Public Offering

                  The Company filed, effective July 19, 1995, its first registration statement (the "Registration Statement") on Form S-1 (Registration No. 33-92740) under the Securities Act of 1933, as amended. The class of securities registered was Common Stock. The offering commenced on July 20, 1995, and all securities were sold in the offering. The managing underwriters for the offering were Robertson, Stephens & Company (now known as BancAmerica Robertson Stephens); Cowen & Company; and Piper Jaffray, Inc.

                  Pursuant to the Registration Statement, the Company registered and sold 2,875,000 shares of Common Stock for an aggregate offering price of $31.6 million. The Company incurred total expenses in the offering of $3.1 million, of which $2.2 million represented underwriting discounts and commissions and approximately $910,000 represented other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company after deducting the total expenses were $28.5 million.

                  From the effective date to December 31, 1997, the approximate amount of net offering proceeds used was $8.4 million for research and development, $4.0 million for sales expansion, $710,000 for manufacturing, and $5.9 million for working capital and general corporate use.

                  Private Placement of Common Stock

                  On October 20, 1997, the Company completed a private placement (the "Private Placement") of 1,799,019 shares of its Common Stock for aggregate net proceeds of $7.4 million. The Common Stock subject to the Private Placement was sold by the Company pursuant to Regulation D of the Securities Act of 1933, as amended, on the basis that the Common Stock was issued under circumstances not involving a public offering. Pursuant to a

                  Registraton Rights Agreement, dated October 20, 1997, by and among the Company and the investors in the Private Placement, the Company filed a registration statement on January 2, 1998, to register the shares of Common Stock sold in the Private Placement.



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
                                    to  the  Company's  Form  S-1   Registration
                                    Statement (Registration No. 33-92740).
                            10.11   Employee Stock  Purchase Plan.  Incorporated
                                    by  reference   to  Exhibit   10.12  to  the
                                    Company's  Form S-1  Registration  Statement
                                    (Registration No. 33-92740).
                            10.12   Lease  Agreement dated December 13, 1994, by
                                    and between the Company and Siemens  Medical
                                    Systems,  Inc.  Incorporated by reference to
                                    Exhibit  10.13  to the  Company's  Form  S-1
                                    Registration  Statement   (Registration  No.
                                    33-92740).
                            10.13   License  Agreement  dated  March  26,  1992,
                                    between  AEI  and  Drs.  McLeod  and  Rubin.
                                    Incorporated  by reference to Exhibit  10.14
                                    to  the  Company's  Form  S-1   Registration
                                    Statement (Registration No. 33-92740).
                            10.14   SAFHS  Agreement  dated  November  30, 1995,
                                    between  the  Company  and  Teijin  Limited.
                                    Incorporated  by reference to Exhibit  10.14
                                    to the  Company's  Form  10-K  for the  year
                                    ended September 30, 1995.
                            10.15+  Mechanical-Stress  Agreement  dated November
                                    30,  1995,  between  the  Company and Teijin
                                    Limited.   Incorporated   by   reference  to
                                    Exhibit 10.15 to the Company's Form 10-K for
                                    the year ended September 30, 1995.
                            10.16   Employment  Agreement  dated  March 1, 1997,
                                    between the Company and Patrick A. McBrayer.
                                    Incorporated  by reference to Exhibit  10.16
                                    to the  Company's  Form 10-Q for the  second
                                    quarter ended March 31, 1997.
                            10.17   Severance  Agreement,  dated  May 27,  1997,
                                    between   the   Company   and  John   Bohan.
                                    Incorporated  by reference to Exhibit  10.17
                                    to the  Company's  Form  10-K  for the  year
                                    ended September 30, 1997.
                            10.18   Common  Stock  Purchase   Agreement,   dated
                                    October  20,  1997,  between the Company and
                                    certain   investors  listed  on  Schedule  1
                                    thereto.   Incorporated   by   reference  to
                                    Exhibit 10.18 to the Company's Form 10-K for
                                    the year ended September 30, 1997.
                            10.19   Registration Rights Agreement, dated October
                                    20,  1997,  between  the Company and certain
                                    investors  listed  on  Schedule  1  thereto.
                                    Incorporated  by reference to Exhibit  10.19
                                    to the  Company's  Form  10-K  for the  year
                                    ended September 30, 1997.
                            10.20   Form of  Amendment  to 1995  Stock  Option /
                                    Stock   Issuance   Plan.   Incorporated   by
                                    reference to Exhibit  10.20 to the Company's
                                    Form 10-K for the year ended  September  30,
                                    1997.
                            10.21   Form of Amendment to Employee Stock Purchase
                                    Plan.  Incorporated  by reference to Exhibit
                                    10.21  to the  Company's  Form  10-K for the
                                    year ended September 30, 1997.
                            21.1    List   of   Subsidiary.    Incorporated   by
                                    reference to Exhibit  21.1 to the  Company's
                                    Form 10-K for the year ended  September  30,
                                    1995.
                            27*     Financial Data Schedule.
                            99.1    Preferred  Shares  Rights  Agreement,  dated
                                    December  6, 1996,  between  the Company and
                                    Registrar  and Transfer  Company,  including
                                    the Certificate of  Determination,  the Form
                                    of Rights  Certificate,  and the  summary of
                                    Rights  attached  thereto as  Exhibits A, B,
                                    and   C,   respectively.   Incorporated   by
                                    reference to Exhibit  99.1 to the  Company's
                                    Form 10-K for the year ended September 30, 1996.

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





                                         EXOGEN, INC.
                                         (Registrant)




February 6, 1998                     By: /s/ Patrick A. McBrayer
                                         -------------------------
                                         Patrick A. McBrayer, President and
                                         Chief Executive Officer




February 6, 1998                    By:  /s/ Richard H. Reisner
                                         ------------------------
                                         Richard H. Reisner, Vice President and
                                         Chief Financial Officer (Principal
                                         Financial Officer and Principal
                                         Accounting Officer)

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

                                  EXOGEN, INC.

            Number                             Description
            ------                             -----------

             10.9          Form of 1993  Stock  Option  Plan  Option  Agreement.
                           Incorporated by reference to Exhibit 10.9 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
             10.10 1995 Stock Option / Stock Issuance Plan. Incorporated by reference to Exhibit 10.10 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
             10.11 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.12 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
             10.12 Lease Agreement dated December 13, 1994, by and between the Company and Siemens Medical Systems, Inc. Incorporated by reference to Exhibit 10.13 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
             10.13 License Agreement dated March 26, 1992, between AEI and Drs. McLeod and Rubin. Incorporated by reference to Exhibit 10.14 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
             10.14 SAFHS Agreement dated November 30, 1995, between the Company and Teijin Limited. Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended September 30, 1995.
             10.15+ Mechanical-Stress Agreement dated November 30, 1995, between the Company and Teijin Limited. Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the year ended September 30, 1995.
             10.16 Employment Agreement dated March 1, 1997, between the Company and Patrick A. McBrayer. Incorporated by reference to Exhibit 10.16 to the Company's Form 10-Q for the second quarter ended March 31, 1997.
             10.17 Severance Agreement, dated May 27, 1997, between the Company and John Bohan. Incorporated by reference to
                           Exhibit 10.17 to the Company's Form 10-K for the year ended September 30, 1997.
             10.18 Common Stock Purchase Agreement, dated October 20, 1997, between the Company and certain investors listed on Schedule 1 thereto. Incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended September 30, 1997.
             10.19 Registration Rights Agreement, dated October 20, 1997, between the Company and certain investors listed on Schedule 1 thereto. Incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended September 30, 1997.
             10.20 Form of Amendment to 1995 Stock Option / Stock Issuance Plan. Incorporated by reference to Exhibit
                           10.20 to the Company's Form 10-K for the year ended September 30, 1997.

                                  EXOGEN, INC.

            Number                             Description
            ------                             -----------

             10.21         Form of Amendment to Employee  Stock  Purchase  Plan.
                           Incorporated  by  reference  to Exhibit  10.21 to the
                           Company's Form 10-K for the year ended  September 30,
                           1997.
             21.1          List of  Subsidiary.  Incorporated  by  reference  to
                           Exhibit 21.1 to the Company's  Form 10-K for the year
                           ended September 30, 1995.
             27*           Financial Data Schedule.
             99.1          Preferred Shares Rights Agreement,  dated December 6,
                           1996,  between the Company and Registrar and Transfer
                           Company, including the Certificate of Determination, the Form of Rights Certificate, and the summary of Rights attached thereto as Exhibits A, B, and C, respectively. Incorporated by reference to Exhibit
                           99.1 to the  Company's  Form 10-K for the year  ended
                           September 30, 1996.

                           * Filed herewith.
                           + Confidential treatment granted.