Form 10-Q
period 1998-03-31
EXOGEN INC
filed 1998-05-14
CIK 934094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date Common Stock, par value $0.0001 per share: 11,846,642 shares outstanding at April 30, 1998.

                                  EXOGEN, INC.
                          Quarterly Report on Form 10-Q
                                 March 31, 1998



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

         Item 4. Submission of Matters to a Vote of Security Holders . . . . .

         Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . .

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                              EXOGEN, INC.

                                      CONSOLIDATED BALANCE SHEETS
                                   (in thousands, except share data)

                                                                             March 31,   September 30,
                                                                               1998           1997
                                                                             --------      --------
                                                                            (Unaudited)
                                 ASSETS
Current assets:
    Cash and cash equivalents ..........................................     $  6,508      $  4,018
    Short-term investments .............................................        5,669         4,526
    Accounts receivable, net ...........................................        2,719         3,384
    Inventories ........................................................        1,065         1,515
    Other current assets ...............................................          502           297
                                                                             --------      --------
                 Total current assets ..................................       16,463        13,740
Furniture, fixtures and equipment, net .................................          626           758
Other assets ...........................................................          254           291
                                                                             --------      --------
                 Total assets ..........................................     $ 17,343      $ 14,789
                                                                             ========      ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...................................................     $    423      $    463
    Accrued liabilities ................................................        2,583         2,178
    Capital lease obligations ..........................................         --               2
    Other current liabilities ..........................................           22            55
                                                                             --------      --------
                 Total current liabilities .............................        3,028         2,698
                                                                             --------      --------
                 Total liabilities .....................................        3,028         2,698
                                                                             --------      --------
Commitments and contingencies (Note 2)

Stockholders' equity:
    Preferred Stock, $0.0001 par value; 3,000,000 shares
         authorized at March 31, 1998, and September 30,1997;
         no shares issued or outstanding ...............................         --            --
    Common Stock,  $0.0001 par value;  27,000,000 shares
         authorized at March 31, 1998, and September 30, 1997;
         11,846,267 shares issued and outstanding at March 31, 1998, and
         9,998,140 shares issued and outstanding at September 30, 1997 .            1             1
    Additional paid-in capital .........................................       54,235        46,691
    Cumulative translation adjustment ..................................         (333)         (275)
    Accumulated deficit ................................................      (39,588)      (34,326)
                                                                             --------      --------
                 Total stockholders' equity ............................       14,315        12,091
                                                                             --------      --------
                 Total liabilities and stockholders' equity ............     $ 17,343      $ 14,789
                                                                             ========      ========

              The accompanying notes are an integral part of these consolidated financial statements.

                                             EXOGEN, INC.

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands, except per share data)



                                                     Three Months Ended         Six Months Ended
                                                          March 31,                   March 31,
                                                  ----------------------      ----------------------
                                                     1998          1997          1998         1997
                                                  --------      --------      --------      --------
                                                       (Unaudited)                 (Unaudited)
Revenues:
     Product sales ..........................     $  2,642      $  1,685      $  4,514      $  3,476
                                                  --------      --------      --------      --------
           Total revenues ...................        2,642         1,685         4,514         3,476
                                                  --------      --------      --------      --------

Operating costs and expenses:
     Cost of product sales ..................        1,248           955         2,080         2,088
     Research and development ...............          746           672         1,394         1,684
     Selling, general, and administrative ...        3,018         3,150         5,838         6,401
     Nonrecurring charge for international
          doubtful accounts .................          800          --             800          --
                                                  --------      --------      --------      --------
           Total operating costs and expenses        5,812         4,777        10,112        10,173
                                                  --------      --------      --------      --------

Operating loss ..............................       (3,170)       (3,092)       (5,598)       (6,697)

Other income (expense):
     Interest income, net ...................          176           198           356           439
     Other expense, net .....................           (8)          (16)          (18)          (40)
                                                  --------      --------      --------      --------
           Total other income, net ..........          168           182           338           399
                                                  --------      --------      --------      --------

Loss before income taxes ....................       (3,002)       (2,910)       (5,260)       (6,298)

Provision for income taxes ..................            2          --               2          --
                                                  --------      --------      --------      --------

Net loss ....................................     $ (3,004)     $ (2,910)     $ (5,262)     $ (6,298)
                                                  ========      ========      ========      ========

Basic net loss per common share .............     $  (0.25)     $  (0.29)     $  (0.45)     $  (0.63)
                                                  ========      ========      ========      ========
Diluted net loss per common share ...........     $  (0.25)     $  (0.29)     $  (0.45)     $  (0.63)
                                                  ========      ========      ========      ========

                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                                           EXOGEN, INC.

                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                          (in thousands)



                                                    Three Months Ended         Six Months Ended
                                                        March 31,                  March 31,
                                                  --------------------      --------------------
                                                    1998         1997          1998       1997
                                                  -------      -------      -------      -------
                                                     (Unaudited)               (Unaudited)
Net loss ....................................     $(3,004)     $(2,910)     $(5,262)     $(6,298)

Other comprehensive loss:
     Foreign currency translation adjustments         (28)        (123)         (58)        (144)
                                                  -------      -------      -------      -------
           Total other comprehensive loss ...         (28)        (123)         (58)        (144)
                                                  -------      -------      -------      -------

Comprehensive loss ..........................     $(3,032)     $(3,033)     $(5,320)     $(6,442)
                                                  =======      =======      =======      =======

                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                                           EXOGEN, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)
                                                                              Six Months Ended
                                                                                  March 31,
                                                                            --------------------
                                                                              1998         1997
                                                                            -------      -------
                                                                                 (Unaudited)
Cash flows from operating activities:
     Net loss .........................................................     $(5,262)     $(6,298)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization ...............................         232          242
          Amortization of net premium on short- and long-term
            investments ...............................................        --             34
          Amortization of nonemployee stock
            option/warrant compensation ...............................          60           60
          Provision for losses on accounts receivable .................         143         --
          Nonrecurring charge for international doubtful accounts .....         800         --
          Other adjustments ...........................................          (3)          51
     Decrease (increase) in assets:
          Accounts receivable, net ....................................        (324)        (683)
          Interest receivable .........................................           1           64
          Inventories .................................................         440         (190)
          Other current assets ........................................        (205)        (131)
          Other assets ................................................          32         --
     Increase (decrease) in liabilities:
          Accounts payable ............................................         (39)        (142)
          Accrued liabilities .........................................         412          362
          Other current liabilities ...................................         (33)         (61)
                                                                            -------      -------
               Net cash used in operating activities ..................      (3,746)      (6,692)
                                                                            -------      -------
Cash flows from investing activities:
     Purchase of short- and long-term investments .....................      (4,643)      (1,392)
     Proceeds from sale of short- and long-term
       investments ....................................................       3,500        3,573
     Purchase of furniture, fixtures and equipment ....................         (96)        (135)
                                                                            -------      -------
               Net cash (used in) provided by investing activities ....      (1,239)       2,046
                                                                            -------      -------

                                          EXOGEN, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)
                                           (continued)
                                                                              Six Months Ended
                                                                                  March 31,
                                                                            --------------------
                                                                              1998         1997
                                                                            -------      -------
                                                                                 (Unaudited)
Cash flows from financing activities:
     Proceeds from exercise of stock options ..........................           9            4
     Proceeds from sale of Common Stock ...............................       7,475          125
     Principal payments under capital leases ..........................        --             (9)
                                                                            -------      -------
               Net cash provided by financing activities ..............       7,484          120
                                                                            -------      -------
Effect of exchange rate changes on cash and cash
  equivalents .........................................................          (9)         (12)
                                                                            -------      -------

Net increase (decrease) in cash and cash equivalents ..................       2,490       (4,538)
Cash and cash equivalents, beginning of period ........................       4,018        8,115
                                                                            -------      -------
Cash and cash equivalents, end of period ..............................     $ 6,508      $ 3,577
                                                                            =======      =======

              The accompanying notes are an integral part of these consolidated financial statements.

                                           EXOGEN, INC.

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) that management considers necessary to present fairly the financial position of Exogen, Inc. ("the Company") as of March 31, 1998; the results of operations for the three and six months ended March 31, 1998 and 1997; and the cash flows for the six months then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements, which include the financial position, results of operations, and cash flows for Exogen, Inc. and its wholly owned subsidiary, Exogen (Europe) GmbH, should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 1997, included in the Company's Annual Report on Form 10-K.


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

         The weighted-average number of shares used in the calculation of basic and diluted net loss per share is as follows:

                                                             Three Months Ended                    Six Months Ended
                                                                 March 31,                               March 31,
                                                      ------------------------------         ------------------------------
                                                         1998                 1997              1998                 1997
                                                      ----------           ---------         ----------           ---------
         Weighted-average shares outstanding.....     11,831,505           9,937,649         11,627,652           9,923,778

         Net loss per share under the provisions of SFAS 128 for periods prior to fiscal 1998 did not differ from the net loss per share as reported in those prior periods.

         The following table summarizes securities that were outstanding as of March 31, 1998 and 1997, but not included in the calculation of diluted net loss per share because such shares are antidilutive:

                                                                March 31,
                                                        ------------------------
                                                         1998              1997
                                                        -------          -------
         Options.................................       945,861          632,398
         Warrants................................       100,000               -

4.       COMPREHENSIVE INCOME

         Effective fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements.


5.       NONRECURRING CHARGE

         The operating loss for the three months and six months ended March 31, 1998, includes an $800,000 nonrecurring charge to write down certain international accounts receivable, primarily in Germany. The nonrecurring charge was precipitated by a recent German court case, unrelated to the Company, that challenged a 1995 ruling upon which the Company had previously relied, and may reduce the collectibility of certain accounts receivable in Germany.


6.       INVENTORIES

         Inventories consist of the following:

                                                      March 31,      September 30,
                                                        1998             1997
                                                     ---------        ---------
                                                          (in thousands)
         Finished goods..........................    $     789        $   1,218
         Parts and components....................          276              297
                                                     ---------        ---------
                                                     $   1,065        $   1,515
                                                     =========        =========

7.       SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

                                                       Six Months Ended March 31,
                                                       --------------------------
                                                        1998            1997
                                                       ------         -------
                                                            (in thousands)

         Interest paid...........................      $    3         $    7
         Income taxes paid.......................      $    2         $    -

8.       SUBSEQUENT EVENT

         In April 1998, the Company received a $400,000 milestone payment from Teijin Limited, related to the Company's development agreement with Teijin for commercialization of the Company's Sonic Accelerated Fracture Healing System ("SAFHS") device in Japan. The Company will record the payment as revenue in the quarter ended June 30, 1998.

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

Results of Operations

Six Months Ended March 31, 1998, and March 31, 1997

For the six months ended March 31, 1998, essentially all of the Company's product sales were from the Company's Sonic Accelerated Fracture Healing System ("SAFHS") devices. For the six months ended March 31, 1998, product sales were $4.5 million, compared with $3.5 million for the six months ended March 31, 1997. The increase of $1.0 million (or 30%) was primarily a result of an increase in volume, partially offset by a decrease in the average realized selling price of SAFHS devices. This decrease was primarily caused by a shift in international sales from direct sales to sales to distributors, including sales to Teijin Limited ("Teijin"), the Company's Japanese distributor.

Domestic product sales were $4.0 million (or 89% of total product sales) for the six months ended March 31, 1998, an increase of $1.6 million (or 64%) over $2.4 million of domestic product sales for the six months ended March 31, 1997. An increase in domestic sales volume and in the average realized selling price of SAFHS devices caused the increase in domestic product sales.

Product sales in Europe, primarily derived from sales in Germany, were $188,000 (or 4% of total product sales) for the six months ended March 31, 1998, a decrease of $851,000 (or 82%) compared with $1.0 million of product sales in Europe for the six months ended March 31, 1997. The decrease was a result of (i) an adjustment in the quarter ended December 31, 1997, to increase the reserves for European sales allowances and returns and (ii) the Company's election, since September 1997, to sell SAFHS devices in Germany only when reimbursement is preapproved. In addition to product sales in Europe, in March 1998, the Company recorded its initial sales to Teijin of $332,000 (or 7% of total product sales) for the six months ended March 31, 1998.

Cost of product sales was $2.1 million for the six months ended March 31, 1998, and for the six months ended March 31, 1997. Included in cost of sales were royalties and the cost of manufacture of the SAFHS device by the Company and an outside source. Gross profit for the six months ended March 31, 1998, was $2.4 million (or 54% as a percentage of product sales), compared with $1.4 million (or 40%) for the six months ended March 31, 1997. The $1.0 million increase (or 75%) in gross profit was principally due to (i) reduced per-unit product costs principally related to the introduction of the SAFHS 2000 and (ii) an increase in sales volume, partially offset by a decrease in the average realized selling price of SAFHS devices.

Research and development expenses for the six months ended March 31, 1998, decreased to $1.4 million from $1.7 million for the six months ended March 31, 1997. The decrease of $290,000 (or 17%) was primarily a result of (i) a reduction from fiscal 1997 in the number of research projects funded during the first quarter and (ii) savings from a workforce reduction in fiscal 1997.

Selling, general, and administrative expenses for the six months ended March 31, 1998, decreased to $5.8 million from $6.4 million for the six months ended March 31, 1997. The decrease of $563,000 (or 9%) resulted from (i) a reduction in marketing consultation and (ii) savings from a workforce reduction in fiscal 1997.

In March 1998, the Company recorded an $800,000 nonrecurring charge to operations to write down certain European accounts receivable, primarily in Germany. The nonrecurring charge was precipitated by a recent German court case, unrelated to the Company, that challenged a 1995 ruling upon which the Company had previously relied, and may reduce the collectibility of certain accounts receivable in Germany. The Company continues to pursue collection of these receivables case-by-case.

Net interest income for the six months ended March 31, 1998, decreased to $356,000 from $439,000 for the six months ended March 31, 1997, consistent with the level of funds available for investment.

The Company incurred a net loss of $5.3 million, or $0.45 per share, for the six months ended March 31, 1998, compared with a net loss of $6.3 million, or $0.63 per share, for the six months ended March 31, 1997. (Per share data are based upon weighted average shares outstanding, which exclude options and warrants because they are antidilutive. See Note 3 to the Consolidated Financial Statements for a discussion of the calculation of per share data.) The decrease of $1.0 million (or 16%) in net loss was caused principally by the factors discussed above.

Three Months Ended March 31, 1998, and March 31, 1997

For the three months ended March 31, 1998, essentially all of the Company's product sales were from the Company's Sonic Accelerated Fracture Healing System ("SAFHS") devices. For the three months ended March 31, 1998, product sales were $2.6 million, compared with $1.7 million for the three months ended March 31, 1997. The increase of $957,000 (or 57%) was primarily a result of an increase in volume, partially offset by a decrease in the average realized selling price of SAFHS devices. This decrease was primarily caused by a shift in international sales from direct sales to sales to distributors, including sales to Teijin.

Domestic product sales were $2.1 million (or 80% of total product sales) for the three months ended March 31, 1998, an increase of $936,000 (or 79%) over $1.2 million of domestic product sales for the three months ended March 31, 1997. An increase in domestic sales volume and in the average realized selling price of SAFHS devices caused the increase in domestic product sales.

Product sales in Europe, primarily derived from sales in Germany, were $188,000 (or 7% of total product sales) for the three months ended March 31, 1998, a decrease of $311,000 (or 62%) compared with $499,000 of product sales in Europe for the three months ended March 31, 1997. Since September 1997, the Company has elected to sell SAFHS devices in Germany only when reimbursement is preapproved, which has caused the decrease in sales in Europe. In addition to product sales in Europe, in March 1998, the Company recorded its initial sales to Teijin of $332,000 (or 13% of total product sales) for the three months ended March 31, 1998.

Cost of product sales was $1.2 million for the three months ended March 31, 1998, compared with $955,000 for the three months ended March 31, 1997. Included in cost of sales were royalties and the cost of manufacture of the SAFHS device by the Company and an outside source. Gross profit for the three months ended March 31, 1998, was $1.4 million (or 53% as a percentage of product sales), compared with $730,000 (or 43%) for the three months ended March 31, 1997. The $664,000 increase (or 91%) in gross profit was principally due to (i) an increase in sales volume and (ii) reduced per-unit product costs principally related to the introduction of the SAFHS 2000, partially offset by a decrease in the average realized selling price of SAFHS devices.

Research and development expenses for the three months ended March 31, 1998, increased to $746,000 from $672,000 for the three months ended March 31, 1997. The increase of $74,000 (or 11%) was primarily a result of the commencement of additional research projects, partially offset by savings from a workforce reduction in fiscal 1997.

Selling, general, and administrative expenses for the three months ended March 31, 1998, decreased to $3.0 million from $3.2 million for the three months ended March 31, 1997. The decrease of $132,000 (or 4%) resulted primarily from an overall reduction in marketing expenses, which were greater in fiscal 1997 because of the introduction of the SAFHS 2000 in April 1997. Savings from a workforce reduction in fiscal 1997 added to the decrease in expenses.

In March 1998, the Company recorded an $800,000 nonrecurring charge to operations to write down certain European accounts receivable, primarily in Germany. The nonrecurring charge was precipitated by a recent German court case, unrelated to the Company, that challenged a 1995 ruling upon which the Company had previously relied, and may reduce the collectibility of certain accounts receivable in Germany. The Company continues to pursue collection of these receivables case-by-case.

Net interest income for the three months ended March 31, 1998, decreased to $176,000 from $198,000 for the three months ended March 31, 1997, consistent with the level of funds available for investment.

The Company incurred a net loss of $3.0 million, or $0.25 per share, for the three months ended March 31, 1998, compared with a net loss of $2.9 million, or $0.29 per share, for the three months ended March 31, 1997. (Per share data are based upon weighted average shares outstanding, which exclude options and warrants because they are antidilutive. See Note 3 to the Consolidated Financial Statements for a discussion of the calculation of per share data.) The increase of $94,000 (or 3%) in net loss was caused principally by the factors discussed above.

Liquidity and Capital Resources

Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $39.6 million at March 31, 1998. Through September 30, 1997, the Company had funded its operations primarily through two early-stage private placements of equity securities (aggregating $17.6 million) and an Initial Public Offering of Common Stock in July 1995 (aggregating $28.5 million, including proceeds from the overallotment option). In October 1997, the Company completed a private placement of 1,799,019 shares of its Common Stock for aggregate net proceeds of $7.4 million.

For the six months ended March 31, 1998, the Company used net cash of $3.7 million for operating activities, primarily to fund selling and marketing of the SAFHS 2000. Working capital was $13.4 million at March 31, 1998, an increase of $2.4 million (or 22%) from the balance at September 30, 1997. The Company's capital expenditures for the six months ended March 31, 1998, were $96,000. The Company estimates that equipment and furnishings to expand in-house manufacturing and administrative support activities will require capital expenditures of approximately $300,000 during each of fiscal 1998 and 1999.

From December 1995 through March 31, 1998, the Company has recorded $1.5 million of revenues related to development agreements with Teijin. No such revenues were recognized in the six months ended March 31, 1998 or 1997, although in April 1998, the Company recorded an additional $400,000 of such revenues. These development agreements cover two of the Company's technologies: (i) the SAFHS device and (ii) the mechanical-stress device under development. The SAFHS agreement provides for milestone payments to the Company for Teijin's development of the product for launch in Japan. The Company is responsible for manufacturing and supplying SAFHS devices to Teijin for clinical trials and sales in Japan, while Teijin is responsible for complying with the regulatory requirements and marketing and distributing the SAFHS device in Japan. The mechanical-stress agreement provides for milestone payments to the Company that will support, in part, the Company's clinical trials in the United States in exchange for a first option in favor of Teijin to negotiate a development and distribution agreement for this device for the Japanese market.

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

Year 2000 Compliance

Many existing computerized applications were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many of these applications could fail or create errors by or at the year 2000. Management continues to assess the year 2000 compliance impact on the Company's operations, but does not expect compliance costs to be material.

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

Dependence on Third-Party Reimbursement

Successful sales of SAFHS devices in the United States, Europe, Japan, and other countries depend on the availability of adequate reimbursement from third-party payors such as managed care organizations, workers' compensation insurers, private insurance plans, and government entities. There is significant uncertainty concerning third-party reimbursement for the use of any medical device incorporating new technology, such as the SAFHS device. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that the use of the SAFHS device is safe and effective, medically necessary, appropriate for the specific patient, cost-effective, and not experimental or investigational. In addition, devices incorporating a new technology are often prescribed by physicians for indications other than those approved by the FDA (off-label). Reimbursement for such off-label uses may not be available or permitted by government regulations. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process that requires the Company to provide scientific and clinical support for the use of the SAFHS device to each payor separately. In most cases, in the United States, the Company has received reimbursement approval from third-party payors only on a case-by-case basis. Currently, third-party payors that have conducted technology assessments of the SAFHS therapy, and have established medical guidelines for its use, require the Company, in most cases, to obtain preauthorization from these third-party payors prior to providing the SAFHS devices to the patients. There can be no assurance that third-party reimbursement will be sufficiently available for the SAFHS device or any of the Company's other products that may be developed, that such third-party reimbursement will be adequate, or that other third-party payors, including Medicare, will not recommend that the SAFHS device not be covered under their programs.

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

History of Losses; Profitability Uncertain; Fluctuations in Operating Results

The Company has incurred substantial losses since inception and, as of March 31, 1998, had an accumulated deficit of approximately $39.6 million. Such losses have resulted principally from expenses associated with obtaining FDA approval for the Company's SAFHS device, engineering and developing the SAFHS and mechanical-stress devices, and establishing and expanding the sales and marketing organization and reimbursement activities in the United States and in Europe. The Company expects to generate substantial additional losses in the future primarily attributable to development of, and clinical trials for, the mechanical-stress device, clinical trials for expanded indications of the SAFHS technology, the continued expansion of domestic and international sales and marketing activities, and the expansion of in-house manufacturing capability. Results of operations may fluctuate significantly from quarter to quarter based on such factors, and will also depend upon reimbursement by third-party payors, new product introductions by the Company or its competitors, timing of regulatory actions, expenditures incurred in the research and development of new products, and the mix of product sales between the United States and abroad. The Company's future revenues and profitability are critically dependent on whether it can successfully market and sell its SAFHS device. There can be no assurance that significant revenues or profitability will ever be achieved.

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

The Company markets the SAFHS device in several European countries through independent distributors and sales agents, and has recorded sales in Germany, Austria, the Netherlands, Denmark, Switzerland, Belgium, the United Kingdom, and Israel. The Company also will collaborate with marketing partners in the Pacific Rim to assist with regulatory requirements and to market and distribute the Company's products. The Company has entered into one such agreement covering Japan with Teijin Limited, a Japanese corporation. Each of the foreign markets in which the Company sells, or plans to sell, its products has its own regulatory requirements and approvals, and the distribution, price, and market structure to be established by the Company might vary from country to country. No assurance can be given that the Company or its partners can successfully market the SAFHS device in Europe or in Japan or that the Company can secure additional marketing partners in the Pacific Rim on terms acceptable to the Company, or at all.

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

Risks Associated with International Operations

The Company established a subsidiary in Germany during fiscal 1995 as part of its strategy to introduce the SAFHS device in Europe, and commenced commercial distribution of the device in certain European countries during fiscal 1996. Product sales in Europe, which were primarily derived from sales in Germany, were 14% of total product sales in fiscal 1996, 18% in fiscal 1997, and for the six months ended March 31, 1998, were 4% of total product sales.

In the three months ended March 31, 1998, the Company recorded its initial sales to Teijin, its Japanese distributor. The Company is responsible for manufacturing and supplying SAFHS devices to Teijin for clinical trials and sales in Japan, while Teijin is responsible for complying with the regulatory requirements and marketing and distributing the SAFHS device in Japan. Product sales to Japan were 7% of total product sales for the six months ended March 31, 1998.

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

As of March 31,  1998,  the  balance in  European  accounts  receivable,  net of allowances  for  returns  and bad debt,  was  $326,000.  The  European  accounts receivable is primarily derived from sales in Germany, where the Company has received limited local reimbursement on a case-by-case basis. In the quarter ended March 31, 1998, the Company recorded an $800,000 nonrecurring charge to operations to write down certain of its European accounts receivable, primarily in Germany, which exceeded 180 days outstanding. The nonrecurring charge was precipitated by a recent German court case, unrelated to the Company, that challenged a 1995 ruling upon which the Company had previously relied, and may reduce the collectibility of certain accounts receivable in Germany. To assist the collection of outstanding claims and to expedite the reimbursement process on future claims, the Company is seeking nationwide approval by the National Krankenkasse, the German governing organization that establishes medical reimbursement policy for health-care providers. To this end, in August 1997 the Company submitted a formal application to the National Krankenkasse. The application process includes a scientific assessment and a reimbursement assessment. In May 1998, an article in a German medical publication indicated that the reviewing body has recommended to the German Minister of Health not to provide national reimbursement for SAFHS therapy; it is the Company's understanding that the Minister of Health will now decide whether or not to accept this recommendation. If the recommendation is accepted, the Company will seek an appeal or resubmit its application with further information, if necessary. Unless and until such approval is obtained, the Company has elected to sell SAFHS devices in Europe only when reimbursement is preapproved, which has caused a downward trend in European sales. There can be no assurance that the Company will ultimately receive nationwide approval in any European country on a timely basis, if at all. Lack of European approvals for the Company's products could have a material adverse effect on the Company's European business, financial condition, results of operations, and cash flows.

The Company's European operations are denominated in foreign currencies. Management can give no assurances that changes in currency and exchange rates will not materially affect the Company's revenues, costs, cash flows, and business practices and plans. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, delays in receiving payments on accounts receivable balances, reimbursement approvals (both government and private), difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurances that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition, results of operations, or cash flows.

Manufacturing and Related Risks

The Company has developed in-house refurbishing capability for the SAFHS Model 2A device and in-house manufacturing capability for the SAFHS 2000 device. In addition, the Company uses a contract manufacturer to manufacture a portion of the Company's SAFHS 2000 production. Both the Company's and the contract manufacturer's respective facilities have been inspected by the FDA, and have been approved for the production of the SAFHS 2000 under the FDA's Quality System Regulations. Any failure by either the Company or the contract manufacturer to maintain its respective facility in accordance with the FDA's Good Manufacturing Practices ("GMP") requirements could result in the inability to manufacture the SAFHS device on a commercial scale, and could limit the Company's ability to deliver the SAFHS device to physicians or patients, which would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

The Company filed a PMA Supplement for its second-generation SAFHS, the SAFHS 2000, in December 1995, and in March 1997, the FDA approved this supplement. In May 1997, the Company commenced commercial distribution of the SAFHS 2000 in the United States. In June 1997, the Company filed a PMA Supplement seeking approval of an expanded indication for the SAFHS 2000, but withdrew that application in July 1997 to revise and resubmit it for both expanded and new applications. The Company expects to refile this Supplement during the third quarter of fiscal

1998. No assurance can be given that such application will be made, and if made, that a PMA or a supplement to an existing PMA will be granted on a timely basis, or at all. In order for the Company to market the SAFHS device or any future products in foreign jurisdictions, it will be required to seek regulatory approvals in those jurisdictions. No assurance can be given that the Company can obtain required regulatory approvals in foreign countries on a timely basis, or at all.

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

During 1996, the Company received regulatory approval of the SAFHS Model 2A in Germany. Under German law, medical devices must have a "GS" mark affixed to the product labeling. The GS mark, which the Company received in December 1995, denotes that the product meets certain safety standards. In 1996, the Company also received the "CE" (Medical Device Directive) mark for the SAFHS Model 2A, and in 1998, for the SAFHS 2000. The CE mark is recognized by countries that are members of the European Union and the European Free Trade Association, and effective June 1998, will be required to be affixed to all medical devices sold in the European Union.

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

Uncertainty of New Product Development

The Company plans to seek FDA approval to commence clinical trials in the near future to expand the approved indications for the SAFHS technology to include other fractures, spine fusion, and cartilage repair. In addition, the Company has developed a mechanical-stress device to prevent bone loss related to osteoporosis. The Company has completed a pilot clinical trial in the United States, and anticipates that it will be required to undertake additional development activities and human clinical trials before seeking regulatory approval for this device. There can be no assurance that the mechanical-stress device will prove to be safe and efficacious, that product development will ever be successfully completed, that a PMA, if applied for, will be granted by the FDA on a timely basis, or at all, that adequate levels of third-party reimbursement will be available, or that the mechanical-stress device will ever achieve commercial acceptance. The Company's inability to show efficacy in additional applications of its SAFHS technology, to successfully develop the mechanical-stress device, or to achieve market acceptance of such new applications and products would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

                  In March 1997, the Company received a demand from Pilla Consulting, Inc. and Arthur A. Pilla (collectively, "Pilla") for royalties allegedly due pursuant to a consulting agreement between Pilla Consulting and the predecessor company to Interpore. Pilla claims entitlement to royalties of 1.25% of the net revenues generated from the sale of SAFHS devices. The Company does not believe that Pilla's claim has any merit. For that reason, on April 2, 1997, the Company filed a complaint against Pilla in the Supreme Court for the State of New York seeking a judicial declaration that the Company is not liable to Pilla for any royalties. Pilla asserted a counterclaim against the Company, seeking to be awarded the demanded royalties, that the Company asked the Court to dismiss on the grounds that Pilla failed to state a claim against the Company. Pilla subsequently asked the Court for permission to amend its answer. The Court recently dismissed Pilla's counterclaim and denied Pilla permission to amend, but gave Pilla permission to replead its counterclaim. In January 1998, Pilla served an amended counterclaim. The Company has again made a motion to dismiss Pilla's counterclaims; however, there can be no assurance that the motion will be granted or that Pilla's counterclaims will not be upheld. The Company intends to aggressively pursue the action against Pilla and to vigorously defend against the counterclaims by Pilla seeking said royalties or equivalent payments if they are upheld by the Court.


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

                  From the effective date to March 31, 1998, the Company has used all of net offering proceeds as follows: $9.1 million for research and development, $11.4 million for sales expansion, $787,000 for manufacturing, and $7.2 million for working capital and general corporate use. This represents a material change from the use of proceeds described in the prospectus. Since the effective date, the Company has shifted funds from research and development to marketing and reimbursement in support of the SAFHS device.

ITEM 3.           Defaults Upon Senior Securities

                  None.


ITEM 4.           Submission of Matters to a Vote of Security Holders


                  (a) The Company's  Annual Meeting of Stockholders  was held on
                      February 25, 1998.

                  (c) The motions before stockholders were:

                          (1)       To elect seven Directors.

                                                                Votes         Votes       Votes                      Broker
                                    Name of Director             For         Against    Withheld    Abstentions    Nonvotes
                                    ----------------             ---         -------    --------    -----------    --------
                                    John P. Ryaby             10,043,202        -        193,647          -            -
                                    Patrick A. McBrayer       10,043,754        -        193,095          -            -
                                    Buzz Benson               10,043,754        -        193,095          -            -
                                    Donald J. Lothrop         10,038,754        -        198,095          -            -
                                    Peter C. Madeja           10,038,254        -        198,595          -            -
                                    David J. Ottensmeyer,
                                         M.D.                 10,027,153        -        209,696          -            -
                                    Terence D. Wall           10,043,754        -        193,095          -            -

                          (2) To approve an amendment to the 1995 Stock Option / Stock Issuance Plan, which included an increase in the number of shares of Common Stock available for issuance thereunder from 750,000 to 1,350,000 shares.

                                    Votes For          7,038,487
                                    Votes Against      1,047,575
                                    Votes Withheld             -
                                    Abstentions           13,490
                                    Broker Nonvotes    2,137,297

                          (3) To approve an amendment to the Employee Stock Purchase Plan to increase the number of shares of Common Stock available for issuance thereunder from 150,000 to 350,000 shares.


                                    Votes For          6,999,910
                                    Votes Against      1,195,668
                                    Votes Withheld             -
                                    Abstentions           13,470
                                    Broker Nonvotes    2,027,801

                          (4) To ratify the selection of Arthur Andersen LLP, independent public accountants, as auditors of the Company for the fiscal year ending September 30, 1998.

                                    Votes For         10,176,714
                                    Votes Against         48,525
                                    Votes Withheld             -
                                    Abstentions           11,610
                                    Broker Nonvotes            -


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

                          10.5      Form of  Consulting  Agreements  between the
                                    Company  and each of Drs.  McLeod and Rubin,
                                    as amended.  Incorporated  by  reference  to
                                    Exhibit  10.5  to  the  Company's  Form  S-1
                                    Registration  Statement   (Registration  No.
                                    33-92740).
                          10.6      Form of Stock Restriction  Agreement between
                                    the  Company  and  each of Drs.  McLeod  and
                                    Rubin and Messrs.  Reisner,  Ryaby,  Talish,
                                    McBrayer,   and   Bohan.   Incorporated   by
                                    reference to Exhibit  10.6 to the  Company's
                                    Form     S-1     Registration      Statement
                                    (Registration No. 33-92740).
                          10.7      Form of Stock Purchase Agreement between the
                                    Company and each of Messrs.  Reisner, Ryaby,
                                    and Talish.  Incorporated  by  reference  to
                                    Exhibit  10.7  to  the  Company's  Form  S-1
                                    Registration  Statement   (Registration  No.
                                    33-92740).
                          10.8      Manufacturing  Agreement  dated  January 20,
                                    1994,  between the  Company  and  Hi-Tronics
                                    Designs,  Inc.  Incorporated by reference to
                                    Exhibit  10.8  to  the  Company's  Form  S-1
                                    Registration  Statement   (Registration  No.
                                    33-92740).
                          10.9      Form  of  1993  Stock   Option  Plan  Option
                                    Agreement.   Incorporated  by  reference  to
                                    Exhibit  10.9  to  the  Company's  Form  S-1
                                    Registration  Statement   (Registration  No.
                                    33-92740).
                          10.10     [RESERVED]
                          10.11     [RESERVED]
                          10.12     Lease  Agreement dated December 13, 1994, by
                                    and between the Company and Siemens  Medical
                                    Systems,  Inc.  Incorporated by reference to
                                    Exhibit  10.13  to the  Company's  Form  S-1
                                    Registration  Statement   (Registration  No.
                                    33-92740).
                          10.13     License  Agreement  dated  March  26,  1992,
                                    between  AEI  and  Drs.  McLeod  and  Rubin.
                                    Incorporated  by reference to Exhibit  10.14
                                    to  the  Company's  Form  S-1   Registration
                                    Statement (Registration No. 33-92740).
                          10.14     SAFHS  Agreement  dated  November  30, 1995,
                                    between  the  Company  and  Teijin  Limited.
                                    Incorporated  by reference to Exhibit  10.14
                                    to the  Company's  Form  10-K  for the  year
                                    ended September 30, 1995.
                          10.15+    Mechanical-Stress  Agreement  dated November
                                    30,  1995,  between  the  Company and Teijin
                                    Limited.   Incorporated   by   reference  to
                                    Exhibit 10.15 to the Company's Form 10-K for
                                    the year ended September 30, 1995.
                          10.16     Employment  Agreement  dated  March 1, 1997,
                                    between the Company and Patrick A. McBrayer.
                                    Incorporated  by reference to Exhibit  10.16
                                    to the  Company's  Form 10-Q for the  second
                                    quarter ended March 31, 1997.
                          10.17     Severance  Agreement,  dated  May 27,  1997,
                                    between   the   Company   and  John   Bohan.
                                    Incorporated  by reference to Exhibit  10.17
                                    to the  Company's  Form  10-K  for the  year
                                    ended September 30, 1997.
                          10.18     Common  Stock  Purchase   Agreement,   dated
                                    October  20,  1997,  between the Company and
                                    certain   investors  listed  on  Schedule  1
                                    thereto.   Incorporated   by   reference  to
                                    Exhibit 10.18 to the Company's Form 10-K for
                                    the year ended September 30, 1997.
                          10.19     Registration Rights Agreement, dated October
                                    20,  1997,  between  the Company and certain
                                    investors  listed  on  Schedule  1  thereto.
                                    Incorporated  by reference to Exhibit  10.19
                                    to the  Company's  Form  10-K  for the  year
                                    ended September 30, 1997.
                          10.20     The 1995 Stock Option / Stock Issuance Plan,
                                    as   amended   on   November    14,    1997.
                                    Incorporated by reference to Exhibit 99.1 to
                                    the   Company's   Form   S-8    Registration
                                    Statement (Registration No. 333-51731).
                          10.21     The Employee Stock Purchase Plan, as amended
                                    on  November  14,  1997.   Incorporated   by
                                    reference to Exhibit  99.9 to the  Company's
                                    Form     S-8     Registration      Statement
                                    (Registration No. 333-51731).
                          21.1      List   of   Subsidiary.    Incorporated   by
                                    reference to Exhibit  21.1 to the  Company's
                                    Form 10-K for the year ended  September  30,
                                    1995.
                          27*       Financial Data Schedule.
                          99.1      Preferred  Shares  Rights  Agreement,  dated
                                    December  6, 1996,  between  the Company and
                                    Registrar  and Transfer  Company,  including
                                    the Certificate of  Determination,  the Form
                                    of Rights  Certificate,  and the  summary of
                                    Rights  attached  thereto as  Exhibits A, B,
                                    and   C,   respectively.   Incorporated   by
                                    reference to Exhibit  99.1 to the  Company's
                                    Form 10-K for the year ended September 30, 1996.

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





                                                      EXOGEN, INC.
                                                     (Registrant)




May 12, 1998                       By:    /s/ Patrick A. McBrayer
                                          -------------------------
                                          Patrick A. McBrayer, President and
                                          Chief Executive Officer




May 12, 1998                       By:    /s/ Richard H. Reisner
                                          ------------------------
                                          Richard H. Reisner, Vice President and
                                          Chief Financial Officer (Principal
                                          Financial Officer and
                                          Principal Accounting Officer)

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

                                  EXOGEN, INC.

             Number                            Description
             ------                            -----------

               10.9        Form of 1993  Stock  Option  Plan  Option  Agreement.
                           Incorporated  by  reference  to  Exhibit  10.9 to the
                           Company's    Form    S-1    Registration    Statement
                           (Registration No. 33-92740).
               10.10       [RESERVED]
               10.11       [RESERVED]
               10.12       Lease  Agreement  dated  December  13,  1994,  by and
                           between the Company and Siemens Medical Systems, Inc.
                           Incorporated  by  reference  to Exhibit  10.13 to the
                           Company's    Form    S-1    Registration    Statement
                           (Registration No. 33-92740).
               10.13       License  Agreement dated March 26, 1992,  between AEI
                           and Drs. McLeod and Rubin.  Incorporated by reference
                           to   Exhibit   10.14  to  the   Company's   Form  S-1
                           Registration Statement (Registration No. 33-92740).
               10.14       SAFHS Agreement dated November 30, 1995, between the
                           Company and Teijin Limited. Incorporated by reference
                           to Exhibit 10.14 to the  Company's  Form 10-K for the
                           year ended September 30, 1995.
               10.15+      Mechanical-Stress  Agreement dated November 30, 1995,
                           between the Company and Teijin Limited.  Incorporated
                           by reference to Exhibit 10.15 to the  Company's  Form
                           10-K for the year ended September 30, 1995.
               10.16       Employment Agreement dated March 1, 1997, between the
                           Company  and  Patrick A.  McBrayer.  Incorporated  by
                           reference to Exhibit 10.16 to the Company's Form 10-Q
                           for the second quarter ended March 31, 1997.
               10.17       Severance Agreement,  dated May 27, 1997, between the
                           Company and John Bohan.  Incorporated by reference to
                           Exhibit 10.17 to the Company's Form 10-K for the year
                           ended September 30, 1997.
               10.18       Common Stock  Purchase  Agreement,  dated October 20,
                           1997,  between  the  Company  and  certain  investors
                           listed  on  Schedule  1  thereto.   Incorporated   by
                           reference to Exhibit 10.18 to the Company's Form 10-K
                           for the year ended September 30, 1997.
               10.19       Registration  Rights  Agreement,  dated  October  20,
                           1997,  between  the  Company  and  certain  investors
                           listed  on  Schedule  1  thereto.   Incorporated   by
                           reference to Exhibit 10.19 to the Company's Form 10-K
                           for the year ended September 30, 1997.
               10.20       The 1995  Stock  Option  / Stock  Issuance  Plan,  as
                           amended  on  November  14,  1997.   Incorporated   by
                           reference to Exhibit 99.1 to the  Company's  Form S-8
                           Registration Statement (Registration No. 333-51731).
               10.21       The  Employee  Stock  Purchase  Plan,  as  amended on
                           November  14,  1997.  Incorporated  by  reference  to
                           Exhibit 99.9 to the Company's  Form S-8  Registration
                           Statement (Registration No. 333-51731).
               21.1        List of  Subsidiary.  Incorporated  by  reference  to
                           Exhibit 21.1 to the Company's  Form 10-K for the year
                           ended September 30, 1995.
               27*         Financial Data Schedule.

                                  EXOGEN, INC.

             Number                            Description
             ------                            -----------

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