Form 10-Q
period 1998-06-30
EXOGEN INC
filed 1998-08-13
CIK 934094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


         Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date Common Stock, par value $0.0001 per share: 11,882,718 shares outstanding at July 31, 1998.

                                  EXOGEN, INC.
                          Quarterly Report on Form 10-Q
                                  June 30, 1998



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

         Item 4. Submission of Matters to a Vote of Security Holders . . . . . .

         Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . .

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                                EXOGEN, INC.

                                        CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except share data)

                                                                              June 30,       September 30,
                                                                            ------------     -------------
                                                                                1998               1997
                                                                            ------------      ------------
                                                                             (Unaudited)
                                 ASSETS

Current assets:
    Cash and cash equivalents .........................................     $      5,458      $      4,018
    Short-term investments ............................................            5,772             4,526
    Accounts receivable, net ..........................................            2,730             3,384
    Inventories .......................................................              815             1,515
    Other current assets ..............................................              584               297
                                                                            ------------      ------------
                 Total current assets .................................           15,359            13,740
Furniture, fixtures and equipment, net ................................              582               758
Other assets ..........................................................              254               291
                                                                            ------------      ------------
                 Total assets .........................................     $     16,195      $     14,789
                                                                            ============      ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ..................................................     $        368      $        463
    Accrued liabilities ...............................................            2,788             2,178
    Capital lease obligations .........................................             --                   2
    Other current liabilities .........................................             --                  55
                                                                            ------------      ------------
                 Total current liabilities ............................            3,156             2,698
                                                                            ------------      ------------
                 Total liabilities ....................................            3,156             2,698
                                                                            ------------      ------------
Commitments and contingencies (Note 2)

Stockholders' equity:
    Preferred Stock, $0.0001 par value;  3,000,000 shares
         authorized at June 30, 1998, and September 30,1997;
         no shares issued or outstanding ..............................             --                --
    Common Stock,  $0.0001 par value; 27,000,000 shares
         authorized at June 30, 1998, and September 30, 1997;
         11,846,642 shares issued and outstanding at June 30, 1998, and
         9,998,140 shares issued and outstanding at September 30, 1997                 1                 1
    Additional paid-in capital ........................................           54,267            46,691
    Cumulative translation adjustment .................................             (326)             (275)
    Accumulated deficit ...............................................          (40,903)          (34,326)
                                                                            ------------      ------------
                 Total stockholders' equity ...........................           13,039            12,091
                                                                            ------------      ------------
                 Total liabilities and stockholders' equity ...........     $     16,195      $     14,789
                                                                            ============      ============

         The accompanying notes are an integral part of these consolidated financial statements.

                                            EXOGEN, INC.

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands, except per share data)

                                                     Three Months Ended          Nine Months Ended
                                                          June 30,                    June 30,
                                                  ----------------------      ----------------------
                                                     1998          1997          1998          1997
                                                  --------      --------      --------      --------
                                                       (Unaudited)                 (Unaudited)
Revenues:
     Product sales ..........................     $  3,081      $  1,764      $  7,595      $  5,240
     Revenues from development agreements ...          400          --             400          --
                                                  --------      --------      --------      --------
           Total revenues ...................        3,481         1,764         7,995         5,240
                                                  --------      --------      --------      --------

Operating costs and expenses:
     Cost of product sales ..................        1,231           961         3,311         3,049
     Research and development ...............          779           806         2,173         2,490
     Selling, general, and administrative ...        2,946         3,053         8,784         9,454
     Nonrecurring charge for international
          doubtful accounts .................         --            --             800          --
                                                  --------      --------      --------      --------
           Total operating costs and expenses        4,956         4,820        15,068        14,993
                                                  --------      --------      --------      --------

Operating loss ..............................       (1,475)       (3,056)       (7,073)       (9,753)

Other income (expense):
     Interest income, net ...................          158           160           514           599
     Other income (expense), net ............            2            (8)          (16)          (48)
                                                  --------      --------      --------      --------
           Total other income, net ..........          160           152           498           551
                                                  --------      --------      --------      --------

Loss before income taxes ....................       (1,315)       (2,904)       (6,575)       (9,202)

Provision for income taxes ..................         --            --               2          --
                                                  --------      --------      --------      --------

Net loss ....................................     $ (1,315)     $ (2,904)     $ (6,577)     $ (9,202)
                                                  ========      ========      ========      ========

Basic net loss per common share .............     $  (0.11)     $  (0.29)     $  (0.56)     $  (0.93)
                                                  ========      ========      ========      ========
Diluted net loss per common share ...........     $  (0.11)     $  (0.29)     $  (0.56)     $  (0.93)
                                                  ========      ========      ========      ========

         The accompanying notes are an integral part of these consolidated financial statements.

                                                   EXOGEN, INC.

                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                   (in thousands)

                                                        Three Months Ended         Nine Months Ended
                                                             June 30,                  June 30,
                                                        ------------------       --------------------
                                                         1998         1997        1998          1997
                                                       -------      -------      -------      -------
                                                           (Unaudited)               (Unaudited)

Net loss .........................................     $(1,315)     $(2,904)     $(6,577)     $(9,202)

Other comprehensive income (loss):
     Foreign currency translation adjustments ....           7          (82)         (51)        (226)
                                                       -------      -------      -------      -------
           Total other comprehensive income (loss)           7          (82)         (51)        (226)
                                                       -------      -------      -------      -------

Comprehensive loss ...............................     $(1,308)     $(2,986)     $(6,628)     $(9,428)
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

                                                   EXOGEN, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                               Nine Months Ended
                                                                                    June 30,
                                                                             ---------------------
                                                                               1998          1997
                                                                             --------     --------
                                                                                  (Unaudited)
Cash flows from operating activities:
     Net loss ..........................................................     $(6,577)     $(9,202)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization ................................         348          364
          Amortization of net (discount) premium on short- and long-term
            investments ................................................         (11)          56
          Amortization of nonemployee stock
            option/warrant compensation ................................          90           90
          Provision for losses on accounts receivable ..................         221          100
          Nonrecurring charge for international doubtful accounts ......         800         --
          Other adjustments ............................................         (50)           2
     Decrease (increase) in assets:
          Accounts receivable, net .....................................        (406)        (929)
          Interest receivable ..........................................         (37)          74
          Inventories ..................................................         692         (265)
          Other current assets .........................................        (199)         (21)
          Other assets .................................................          32         --
     Increase (decrease) in liabilities:
          Accounts payable .............................................         (94)        (277)
          Accrued liabilities ..........................................         614          585
          Other current liabilities ....................................         (55)         (99)
                                                                             -------      -------
               Net cash used in operating activities ...................      (4,632)      (9,522)
                                                                             -------      -------

Cash flows from investing activities:
     Purchase of short- and long-term investments ......................      (7,000)      (1,392)
     Proceeds from sale of short- and long-term
       investments .....................................................       5,765        7,212
     Purchase of furniture, fixtures and equipment .....................        (168)        (168)
                                                                             -------      -------
               Net cash (used in) provided by investing activities .....      (1,403)       5,652
                                                                             -------      -------

Cash flows from financing activities:
     Proceeds from exercise of stock options ...........................          10            5
     Proceeds from sale of Common Stock ................................       7,475          125
     Principal payments under capital leases ...........................        --            (13)
                                                                             -------      -------
               Net cash provided by financing activities ...............       7,485          117
                                                                             -------      -------

Effect of exchange rate changes on cash and cash
  equivalents ..........................................................         (10)         (24)
                                                                             -------      -------

Net increase (decrease) in cash and cash equivalents ...................       1,440       (3,777)
Cash and cash equivalents, beginning of period .........................       4,018        8,115
                                                                             -------      -------
Cash and cash equivalents, end of period ...............................     $ 5,458      $ 4,338
                                                                             =======      =======

              The accompanying notes are an integral part of these consolidated financial statements.

                                  EXOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) that management considers necessary to present fairly the financial position of Exogen, Inc. ("the Company") as of June 30, 1998; the results of operations for the three and nine months ended June 30, 1998 and 1997; and the cash flows for the nine months then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements, which include the financial position, results of operations, and cash flows for Exogen, Inc. and its wholly owned subsidiary, Exogen (Europe) GmbH, should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 1997, included in the Company's Annual Report on Form 10-K.


2.       COMMITMENTS AND CONTINGENCIES

         The Company is subject to claims and litigation in the ordinary course of business. In management's opinion, such claims are not material to the Company's financial position, its results of operations, or its cash flows.


3.       NET LOSS PER COMMON SHARE

         In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which requires the presentation of both basic and diluted earnings per share on the face of the Consolidated Statements of Operations. Options and warrants are not included in the calculation of diluted earnings per share if the effect would be antidilutive. Accordingly, the Company's basic and diluted net loss per share do not differ for any period presented.

         The weighted-average number of shares used in the calculation of basic and diluted net loss per share is as follows:

                                            Three Months Ended            Nine Months Ended
                                                 June 30,                     June 30,
                                       --------------------------     -------------------------
                                           1998           1997           1998           1997
                                       -----------      ---------     ----------      ---------
Weighted-average shares outstanding     11,846,593      9,954,672     11,700,632      9,934,078

         Net loss per share under the provisions of SFAS 128 for periods prior to fiscal 1998 did not differ from the net loss per share as reported in those prior periods.

         The following table summarizes securities that were outstanding as of June 30, 1998 and 1997, but not included in the calculation of diluted net loss per share because such shares are antidilutive:

                                                                 June 30,
                                                        ------------------------
                                                         1998             1997
                                                        -------          -------
         Options.................................       941,560          653,841
         Warrants................................       100,000                -

4.       COMPREHENSIVE INCOME

         Effective fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements.

5.       NONRECURRING CHARGE

         The operating loss for the nine months ended June 30, 1998, includes an $800,000 nonrecurring charge, recorded in the three months ended March 31, 1998, to write down certain international accounts receivable, primarily in Germany. The nonrecurring charge was precipitated by a recent German court case, unrelated to the Company, that challenged a 1995 ruling upon which the Company had previously relied, and may reduce the collectibility of certain accounts receivable in Germany.

6.       INVENTORIES

         Inventories consist of the following:
                                                      June 30,     September 30,
                                                       1998            1997
                                                   -----------     -----------
                                                           (in thousands)

         Finished goods..........................   $      407      $   1,218
         Parts and components....................          408            297
                                                    -----------     -----------
                                                    $      815      $   1,515
                                                    ==========      =========


7.       SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

                                                   Nine Months Ended June 30,
                                                   --------------------------
                                                        1998       1997
                                                       ------     -------
                                                         (in thousands)

         Interest paid...........................      $    5     $    10
         Income taxes paid.......................      $    2     $    -

8.      SUBSEQUENT EVENT


         On August 10, 1998, the Company and Smith & Nephew, Inc. ("S&N") entered into a multi-year master agreement, together with a U.S. sales representative agreement and a stock purchase agreement, under which S&N has obtained exclusive rights to market the Company's Sonic Accelerated Fracture Healing System devices in the United States. The potential maximum amount payable by S&N under these agreements with the Company totals $10.1 million. Of this amount, $4.1 million (or $5.00 per share) was paid by S&N to purchase 820,000 shares of the Company's Common Stock at the closing. An additional up-front fee of $1 million was paid for the distribution rights in the United States. The agreements also provide S&N with certain options resulting in potential additional payments to the Company totaling $5.0 million. These options include the right to distribute in international markets. The agreements also provide S&N a one-time right to purchase additional shares of the Company's Common Stock, in certain circumstances, up to 19% (including the shares already acquired by S&N) of the then outstanding shares of the Company's Common Stock. The Company is obligated to file a registration statement with the Securities and Exchange Commission within 90 days following the closing date to register any shares of the Company's Common Stock sold to S&N under these agreements.

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

Results of Operations

Nine Months Ended June 30, 1998, and June 30, 1997

For the nine months ended June 30, 1998, essentially all of the Company's product sales were from the Company's Sonic Accelerated Fracture Healing System ("SAFHS") devices. For the nine months ended June 30, 1998, product sales were $7.6 million, compared with $5.2 million for the nine months ended June 30, 1997. The increase of $2.4 million (or 45%) was primarily a result of an increase in volume, partially offset by a decrease in the average realized selling price of SAFHS devices. This decrease was primarily caused by a shift in international sales from direct sales to sales to distributors, including sales to Teijin Limited ("Teijin"), the Company's Japanese distributor.

For the nine months ended June 30, 1998, the Company recorded revenues of $400,000 related to the SAFHS development agreement with Teijin. No such revenues were reported for the nine months ended June 30, 1997. This $400,000 of revenues was the final milestone payment to the Company under its agreement with Teijin in connection with the commercial introduction of the SAFHS in Japan. (See "Liquidity and Capital Resources" below for a further discussion.)

Domestic product sales were $6.4 million (or 85% of total product sales) for the nine months ended June 30, 1998, an increase of $2.6 million (or 69%) over $3.8 million of domestic product sales for the nine months ended June 30, 1997. An increase in domestic sales volume and in the average realized selling price of SAFHS devices caused the increase in domestic product sales.

Product sales in Europe, primarily derived from sales in Germany, were $358,000 (or 5% of total product sales) for the nine months ended June 30, 1998, a decrease of $1.1 million (or 75%) compared with $1.4 million of product sales in Europe for the nine months ended June 30, 1997. The decrease was a result of (i) the Company's election, since September 1997, to sell SAFHS devices in Germany only when reimbursement is preapproved and (ii) an adjustment in the quarter ended December 31, 1997, to increase the reserves for European sales allowances and returns. In addition to product sales in Europe, in fiscal 1998, the Company recorded its initial sales to Teijin of $793,000 (or 10% of total product sales) for the nine months ended June 30, 1998.

Cost of product sales was $3.3 million for the nine months ended June 30, 1998, compared with $3.0 million for the nine months ended June 30, 1997. Included in cost of sales were royalties and the cost of manufacture of the SAFHS device by the Company and an outside source. Excluding revenues related to development agreements, gross profit for the nine months ended June 30, 1998, was $4.3 million (or 56% as a percentage of product sales), compared with $2.2 million (or 42%) for the nine months ended June 30, 1997. The $2.1 million increase (or 96%) in gross profit was principally due to (i) reduced per-unit product costs principally related to the introduction of the SAFHS 2000 and (ii) an increase in sales volume, partially offset by a decrease in the average realized selling price of SAFHS devices.

Research and development expenses for the nine months ended June 30, 1998, decreased to $2.2 million from $2.5 million for the nine months ended June 30, 1997. The decrease of $317,000 (or 13%) was primarily a result of (i) a reduction from fiscal 1997 in the number of research projects funded during fiscal 1998 and (ii) savings from a workforce reduction in fiscal 1997, partially offset by the expenses of preparing a Pre-Market Approval Supplement to be filed with the U.S. Food and Drug Administration for expanded indications for the SAFHS 2000.

Selling, general, and administrative expenses for the nine months ended June 30, 1998, decreased to $8.8 million from $9.5 million for the nine months ended June 30, 1997. The decrease of $670,000 (or 7%) resulted from (i) savings from a workforce reduction in fiscal 1997, (ii) a reduction in marketing consultation, and (iii) the absence in fiscal 1998 of a 1997 nonrecurring charge of $150,000 related to the workforce reduction. Partially offsetting the overall decrease were increases in revenue-related expenses, such as commissions and bad debt.

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

Net interest income for the nine months ended June 30, 1998, decreased to $514,000 from $599,000 for the nine months ended June 30, 1997, consistent with the level of funds available for investment.

The Company incurred a net loss of $6.6 million, or $0.56 per share, for the nine months ended June 30, 1998, compared with a net loss of $9.2 million, or $0.93 per share, for the nine months ended June 30, 1997. (Per share data are based upon weighted average shares outstanding, which exclude options and warrants because they are antidilutive. See Note 3 to the Consolidated Financial Statements for a discussion of the calculation of per share data.) The decrease of $2.6 million (or 29%) in net loss was caused principally by the factors discussed above.

Three Months Ended June 30, 1998, and June 30, 1997

For the three months ended June 30, 1998, essentially all of the Company's product sales were from the Company's Sonic Accelerated Fracture Healing System ("SAFHS") devices. For the three months ended June 30, 1998, product sales were $3.1 million, compared with $1.8 million for the three months ended June 30,

1997. The increase of $1.3 million (or 75%) was primarily a result of an increase in volume, partially offset by a decrease in the average realized selling price of SAFHS devices. This decrease was primarily caused by a shift in international sales from direct sales to sales to distributors, including sales to Teijin.

For the three months ended June 30, 1998, the Company recorded revenues of $400,000 related to the SAFHS development agreement with Teijin. No such revenues were reported for the three months ended June 30, 1997. This $400,000 of revenues was the final milestone payment to the Company under its agreement with Teijin in connection with the commercial introduction of the SAFHS in Japan. (See "Liquidity and Capital Resources" below for a further discussion.)

Domestic product sales were $2.4 million (or 79% of total product sales) for the three months ended June 30, 1998, an increase of $1.1 million (or 79%) over $1.4 million of domestic product sales for the three months ended June 30, 1997. An increase in domestic sales volume and in the average realized selling price of SAFHS devices caused the increase in domestic product sales.

Product sales in Europe, primarily derived from sales in Germany, were $170,000 (or 6% of total product sales) for the three months ended June 30, 1998, a decrease of $226,000 (or 57%) compared with $396,000 of product sales in Europe for the three months ended June 30, 1997. Since September 1997, the Company has elected to sell SAFHS devices in Germany only when reimbursement is preapproved, which has caused the decrease in sales in Europe. In addition to product sales in Europe, the Company recorded sales to Teijin of $461,000 (or 15% of total product sales) for the three months ended June 30, 1998.

Cost of product sales was $1.2 million for the three months ended June 30, 1998, compared with $961,000 for the three months ended June 30, 1997. Included in cost of sales were royalties and the cost of manufacture of the SAFHS device by the Company and an outside source. Excluding revenues related to development agreements, gross profit for the three months ended June 30, 1998, was $1.9 million (or 60% as a percentage of product sales), compared with $803,000 (or 46%) for the three months ended June 30, 1997. The $1.0 million increase (or 130%) in gross profit was principally due to (i) an increase in sales volume and
(ii) reduced per-unit product costs principally related to the introduction of the SAFHS 2000, partially offset by a decrease in the average realized selling price of SAFHS devices.

Research and development expenses for the three months ended June 30, 1998, decreased to $779,000 from $806,000 for the three months ended June 30, 1997. The decrease of $27,000 (or 3%) was primarily a result of (i) the reduction from fiscal 1997 in the number of research projects funded and (ii) savings from a workforce reduction in fiscal 1997, partially offset by the expenses of preparing a Pre-Market Approval Supplement to be filed with the U.S. Food and Drug Administration for expanded indications for the SAFHS 2000.

Selling, general, and administrative expenses for the three months ended June 30, 1998, decreased to $2.9 million from $3.1 million for the three months ended June 30, 1997. The decrease of $107,000 (or 4%) resulted primarily from an overall reduction in marketing expenses, which were greater in fiscal 1997 because of the introduction of the SAFHS 2000 in April 1997. Savings from a workforce reduction in fiscal 1997 and the absence in fiscal 1998 of a 1997 nonrecurring charge of $150,000 related to the workforce reduction added to the decrease in expenses. Partially offsetting the overall decrease were increases in revenue-related expenses, such as commissions and bad debt.

Net interest income for the three months ended June 30, 1998, was $158,000, essentially even with net interest income of $160,000 for the three months ended June 30, 1997. This was consistent with the level of funds available for investment.

The Company incurred a net loss of $1.3 million, or $0.11 per share, for the three months ended June 30, 1998, compared with a net loss of $2.9 million, or $0.29 per share, for the three months ended June 30, 1997. (Per share data are based upon weighted average shares outstanding, which exclude options and warrants because they are antidilutive. See Note 3 to the Consolidated Financial Statements for a discussion of the calculation of per share data.) The decrease of $1.6 million (or 55%) in net loss was caused principally by the factors discussed above.

Liquidity and Capital Resources

Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $40.9 million at June 30, 1998. Through September 30, 1997, the Company had funded its operations primarily through two early-stage private placements of equity securities (aggregating $17.6 million) and an Initial Public Offering of Common Stock in July 1995 (aggregating $28.5 million, including proceeds from the overallotment option). In October 1997, the Company completed a private placement of 1,799,019 shares of its Common Stock for aggregate net proceeds of $7.4 million.

For the nine months ended June 30, 1998, the Company used net cash of $4.6 million for operating activities, primarily to fund selling and marketing of the SAFHS 2000. Working capital was $12.2 million at June 30, 1998, an increase of $1.2 million (or 11%) from the balance at September 30, 1997. The Company's capital expenditures for the nine months ended June 30, 1998, were $168,000. The Company estimates that equipment and furnishings to expand in-house manufacturing and administrative support activities will require capital expenditures of approximately $300,000 during each of fiscal 1998 and 1999.

From December 1995 through June 30, 1998, the Company has recorded $1.9 million of revenues related to development agreements with Teijin. These development agreements cover two of the Company's technologies: (i) the SAFHS device and
(ii) the mechanical-stress device under development. The SAFHS agreement provides for milestone payments to the Company for Teijin's development of the product for launch in Japan. The Company is responsible for manufacturing and supplying SAFHS devices to Teijin for clinical trials and sales in Japan, while Teijin is responsible for complying with the regulatory requirements and marketing and distributing the SAFHS device in Japan. The mechanical-stress agreement provides for milestone payments to the Company that will support, in part, the Company's clinical trials in the United States in exchange for a first option in favor of Teijin to negotiate a development and distribution agreement for this device for the Japanese market. In the quarter ended June 30, 1998, Teijin announced that the Health and Welfare Ministry of Japan had approved reimbursement for the SAFHS, which was the final approval needed to begin commercial distribution of the SAFHS. Consequently, in April 1998, the Company received $400,000 from Teijin, representing the final milestone payment covering the SAFHS development agreement.

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

Subsequent Event

On August 10, 1998, the Company and Smith & Nephew, Inc. ("S&N") entered into a multi-year master agreement, together with a U.S. sales representative agreement and a stock purchase agreement, under which S&N has obtained exclusive rights to market the Company's SAFHS devices in the United States. The potential maximum amount payable by S&N under these agreements with the Company totals $10.1 million. Of this amount, $4.1 million (or $5.00 per share) was paid by S&N to purchase 820,000 shares of the Company's Common Stock at the closing. An additional up-front fee of $1 million was paid for the distribution rights in the United States. The agreements also provide S&N with certain options resulting in potential additional payments to the Company totaling $5.0 million. These options include the right to distribute in international markets. The agreements also provide S&N a one-time right to purchase additional shares of the Company's Common Stock, in certain circumstances, up to 19% (including the shares already acquired by S&N) of the then outstanding shares of the Company's Common Stock. The Company is obligated to file a registration statement with the Securities and Exchange Commission within 90 days following the closing date to register any shares of the Company's Common Stock sold to S&N under these agreements.

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

History of Losses; Profitability Uncertain; Fluctuations in Operating Results

The Company has incurred substantial losses since inception and, as of June 30, 1998, had an accumulated deficit of approximately $40.9 million. Such losses have resulted principally from expenses associated with obtaining FDA approval for the Company's SAFHS device, engineering and developing the SAFHS and mechanical-stress devices, and establishing and expanding the sales and marketing organization and reimbursement activities in the United States and in Europe. The Company expects to generate substantial additional losses in the future primarily attributable to development of, and clinical trials for, the mechanical-stress device, clinical trials for expanded indications of the SAFHS technology, the continued expansion of domestic and international sales and marketing activities, and the expansion of in-house manufacturing capability. Results of operations may fluctuate significantly from quarter to quarter based on such factors, and will also depend upon reimbursement by third-party payors, new product introductions by the Company or its competitors, timing of regulatory actions, expenditures incurred in the research and development of new products, and the mix of product sales between the United States and abroad. The Company's future revenues and profitability are critically dependent on whether it can successfully market and sell its SAFHS device. There can be no assurance that significant revenues or profitability will ever be achieved.

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

Risks Associated with International Operations

The Company established a subsidiary in Germany during fiscal 1995 as part of its strategy to introduce the SAFHS device in Europe, and commenced commercial distribution of the device in certain European countries during fiscal 1996. Product sales in Europe, which were primarily derived from sales in Germany, were 14% of total product sales in fiscal 1996, 18% in fiscal 1997, and for the nine months ended June 30, 1998, were 5% of total product sales.

In the three months ended March 31, 1998, the Company recorded its initial sales to Teijin, its Japanese distributor. The Company is responsible for manufacturing and supplying SAFHS devices to Teijin for clinical trials and sales in Japan, while Teijin is responsible for complying with the regulatory requirements and marketing and distributing the SAFHS device in Japan. Product sales to Japan were 10% of total product sales for the nine months ended June 30, 1998.

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

As of June 30, 1998, the balance in European accounts receivable, net of allowances for returns and bad debt, was $319,000. The European accounts receivable is primarily derived from sales in Germany, where the Company has received limited local reimbursement on a case-by-case basis. In the quarter ended March 31, 1998, the Company recorded an $800,000 nonrecurring charge to operations to write down certain of its European accounts receivable, primarily in Germany, which exceeded 180 days outstanding. The nonrecurring charge was precipitated by a recent German court case, unrelated to the Company, that challenged a 1995 ruling upon which the Company had previously relied, and may reduce the collectibility of certain accounts receivable in Germany. To assist the collection of outstanding claims and to expedite the reimbursement process on future claims, the Company is seeking nationwide approval by the National Krankenkasse, the German governing organization that establishes medical reimbursement policy for health-care providers. To this end, in August 1997 the Company submitted a formal application to the National Krankenkasse. The application process includes a scientific assessment and a reimbursement assessment. In May 1998, an article in a German medical publication indicated that the reviewing body recommended to the German Minister of Health not to provide national reimbursement for SAFHS therapy; the Minister of Health has accepted this recommendation. The Company plans to seek an appeal or resubmit its application with further information. Unless and until such approval is obtained, the Company has elected to sell SAFHS devices in Europe only when reimbursement is preapproved, which has caused a downward trend in European sales. There can be no assurance that the Company will ultimately receive nationwide approval in any European country on a timely basis, if at all. Lack of European approvals for the Company's products could have a material adverse effect on the Company's European business, financial condition, results of operations, and cash flows.

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

The Company filed a PMA Supplement for its second-generation SAFHS, the SAFHS 2000, in December 1995, and in March 1997, the FDA approved this supplement. In May 1997, the Company commenced commercial distribution of the SAFHS 2000 in the United States. In June 1997, the Company filed a PMA Supplement seeking approval of an expanded indication for the SAFHS 2000, but withdrew that application in July 1997 to revise and resubmit it for both expanded and new applications. The Company expects to refile this Supplement during the fourth quarter of fiscal 1998. No assurance can be given that such application will be made, and if made, that a PMA or a supplement to an existing PMA will be granted on a timely basis, or at all. In order for the Company to market the SAFHS device or any future products in foreign jurisdictions, it will be required to seek regulatory approvals in those jurisdictions. No assurance can be given that the Company can obtain required regulatory approvals in foreign countries on a timely basis, or at all.

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

During 1996, the Company received regulatory approval of the SAFHS Model 2A in Germany. Under German law, medical devices must have a "GS" mark affixed to the product labeling. The GS mark, which the Company received in December 1995, denotes that the product meets certain safety standards. In 1996, the Company also received the "CE" (Medical Device Directive) mark for the SAFHS Model 2A, and in 1998, for the SAFHS 2000. The CE mark is recognized by countries that are members of the European Union and the European Free Trade Association, and effective June 1998, the Company is required to affix the CE mark to all its medical devices sold in the European Union.

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

                                     PART II
                                OTHER INFORMATION



ITEM 1.           Legal Proceedings

                  On April 4, 1995, a former consultant to Interpore, the company from which Exogen purchased certain SAFHS ultrasound assets, filed a complaint against Interpore and Exogen in the United States District Court for the Southern District of New York, claiming the right, pursuant to the terms of a consulting agreement between such consultant and the predecessor company to Interpore, to certain royalties, not exceeding 1.25% of the net revenues generated from the sale of SAFHS devices. On June 5, 1995, Exogen answered the complaint, denied that it has any liability to the consultant, and asserted a number of specific defenses. On the same day, Interpore did the same, and also asserted cross-claims against Exogen, claiming that any royalties found to be due to the consultant should be paid by Exogen and that Exogen should be liable for Interpore's attorneys' fees and other costs incurred in the litigation. On July 7, 1995, Exogen answered Interpore's cross-claims, denied that it has any liability to the consultant or to Interpore, asserted a number of specific defenses to Interpore's claims, and asserted cross-claims against Interpore that any royalties found to be due to the consultant should be paid by Interpore and that Interpore be liable for Exogen's attorneys' fees and other costs incurred in the litigation. Exogen and Interpore since have agreed that
                  (i) Exogen's counsel will assume the status of lead defense counsel in the litigation; (ii) any adverse judgment entered in the litigation will be entered against Exogen and Interpore jointly and severally; and (iii) Exogen will indemnify Interpore for any payments that are required to be made to the consultant as a result of the litigation, and Exogen and Interpore thereafter will resolve separately their respective liabilities. As a result of the foregoing, in March 1996 Exogen and Interpore dismissed their claims against each other in this litigation, without prejudice to their right to resolve them, if necessary, as described above. The Company does not believe that the consultant's claims have merit, and together with Interpore, is vigorously defending this action. The discovery process has been completed, and the Company has made a motion that the Court enter a judgment in favor of the Company and Interpore and against the consultant. The hearing on this motion has been adjourned pending settlement negotiations, which are in process. There can be no assurance that a settlement will be reached, in which case the litigation will continue.

                  In March 1997, the Company received a demand from Pilla Consulting, Inc. and Arthur A. Pilla (collectively, "Pilla") for royalties allegedly due pursuant to a consulting agreement between Pilla Consulting and the predecessor company to Interpore. Pilla claims entitlement to royalties of 1.25% of the net revenues generated from the sale of SAFHS devices. The

                  Company does not believe that Pilla's claim has any merit. For that reason, on April 2, 1997, the Company filed a complaint against Pilla in the Supreme Court for the State of New York seeking a judicial declaration that the Company is not liable to Pilla for any royalties. Pilla asserted a counterclaim against the Company, seeking to be awarded the demanded royalties, that the Company subsequently asked the Court to dismiss on the grounds that Pilla failed to state a claim against the Company. Pilla subsequently asked the Court for permission to amend its answer. The Court dismissed Pilla's counterclaim and denied Pilla permission to amend, but gave Pilla permission to replead its counterclaim. In January 1998, Pilla served an amended counterclaim. The Company has again made a motion to dismiss Pilla's counterclaims. The hearing on this motion has been adjourned pending settlement negotiations, which are in process. There can be no assurance that a settlement will be reached, in which case the litigation will continue.



ITEM 2.           Changes in Securities and Use of Proceeds

                  None.


ITEM 3.           Defaults Upon Senior Securities

                  None.


ITEM 4.           Submission of Matters to a Vote of Security Holders

                  None.


ITEM 5.           Other Information

                  As disclosed in the Company's last proxy statement, mailed January 8, 1998, the deadline for submitting proposals to be considered for inclusion in the Company's Proxy Statement for the 1999 Annual Meeting is October 28, 1998.

                  Pursuant to recent amendments to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, as amended, the Company will have discretionary voting authority if a proponent does not notify the Company by November 24, 1998, of his/her intent to present a proposal from the floor at the 1999 Annual Meeting of Stockholders or of his/her intent to commence a proxy solicitation for the 1999 Annual Meeeting of Stockholders.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                             3.1 Second Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the third quarter ended June 30, 1995.
                             3.2 Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.3 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
                             4.1 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company.
                           10.1 Amended and Restated Investors' Rights Agreement dated as of November 14, 1994, among the Company, the investors listed on Schedule A thereto, and the individuals listed on Schedule B thereto. Incorporated by reference to Exhibit 10.1 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
                           10.2 Asset Purchase Agreement dated as of March 1, 1993, among Applied Epigenetics, Inc. ("AEI"), Interpore International, Inc., and Interpore Orthopaedics, Inc. Incorporated by reference to Exhibit 10.2 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
                           10.3     [RESERVED]
                           10.4     [RESERVED]
                           10.5 Form of Consulting Agreements between the Company and each of Drs. McLeod and Rubin, as amended. Incorporated by reference to
                                    Exhibit  10.5  to  the  Company's  Form  S-1
                                    Registration  Statement   (Registration  No.
                                    33-92740).
                           10.6 Form of Stock Restriction Agreement between the Company and each of Drs. McLeod and Rubin and Messrs. Reisner, Ryaby, Talish, McBrayer, and Bohan. Incorporated by reference to Exhibit 10.6 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
                           10.7 Form of Stock Purchase Agreement between the Company and each of Messrs. Reisner, Ryaby, and Talish. Incorporated by reference to
                                    Exhibit  10.7  to  the  Company's  Form  S-1
                                    Registration  Statement   (Registration  No.
                                    33-92740).
                           10.8 Manufacturing Agreement dated January 20, 1994, between the Company and Hi-Tronics Designs, Inc. Incorporated by reference to
                                    Exhibit  10.8  to  the  Company's  Form  S-1
                                    Registration  Statement   (Registration  No.
                                    33-92740).
                           10.9 Form of 1993 Stock Option Plan Option Agreement. Incorporated by reference to
                                    Exhibit  10.9  to  the  Company's  Form  S-1
                                    Registration Statement (Registration No.
                                    33-92740).
                           10.10    [RESERVED]
                           10.11    [RESERVED]
                           10.12 Lease Agreement dated December 13, 1994, by and between the Company and Siemens Medical Systems, Inc. Incorporated by reference to
                                    Exhibit  10.13  to the  Company's  Form  S-1
                                    Registration  Statement   (Registration  No.
                                    33-92740).
                           10.13 License Agreement dated March 26, 1992, between AEI and Drs. McLeod and Rubin. Incorporated by reference to Exhibit 10.14 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
                           10.14 SAFHS Agreement dated November 30, 1995, between the Company and Teijin Limited. Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended September 30, 1995.
                           10.15+ Mechanical-Stress Agreement dated November 30, 1995, between the Company and Teijin Limited. Incorporated by reference to
                                    Exhibit 10.15 to the Company's Form 10-K for
                                    the year ended September 30, 1995.
                           10.16 Employment Agreement dated March 1, 1997, between the Company and Patrick A. McBrayer. Incorporated by reference to Exhibit 10.16 to the Company's Form 10-Q for the second quarter ended March 31, 1997.
                           10.17 Severance Agreement, dated May 27, 1997, between the Company and John Bohan. Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended September 30, 1997.
                           10.18 Common Stock Purchase Agreement, dated October 20, 1997, between the Company and certain investors listed on Schedule 1 thereto. Incorporated by reference to
                                    Exhibit 10.18 to the Company's Form 10-K for
                                    the year ended September 30, 1997.
                           10.19 Registration Rights Agreement, dated October 20, 1997, between the Company and certain investors listed on Schedule 1 thereto. Incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended September 30, 1997.
                           10.20 The 1995 Stock Option / Stock Issuance Plan, as amended on November 14, 1997. Incorporated by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement (Registration No. 333-51731).
                           10.21 The Employee Stock Purchase Plan, as amended on November 14, 1997. Incorporated by reference to Exhibit 99.9 to the Company's Form S-8 Registration Statement (Registration No. 333-51731).

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





                                                EXOGEN, INC.
                                                ------------
                                                (Registrant)




August 12, 1998                       By: /s/ Patrick A. McBrayer
                                          -------------------------
                                          Patrick A. McBrayer, President and
                                          Chief Executive Officer




August 12, 1998                       By: /s/ Richard H. Reisner
                                          ------------------------
                                          Richard H. Reisner, Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)

                                  EXOGEN, INC.

                                  EXHIBIT INDEX

            Number                            Description
            ------                            -----------

              3.1          Second   Amended   and   Restated    Certificate   of
                           Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the third quarter ended June 30, 1995.
              3.2          Amended   and   Restated   Bylaws  of  the   Company.
                           Incorporated by reference to Exhibit 3.3 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
              4.1 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company.
             10.1 Amended and Restated Investors' Rights Agreement dated as of November 14, 1994, among the Company, the investors listed on Schedule A thereto, and the individuals listed on Schedule B thereto. Incorporated by reference to Exhibit 10.1 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
             10.2 Asset Purchase Agreement dated as of March 1, 1993, among Applied Epigenetics, Inc. ("AEI"), Interpore International, Inc., and Interpore Orthopaedics, Inc. Incorporated by reference to Exhibit 10.2 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
             10.3          [RESERVED]
             10.4          [RESERVED]
             10.5 Form of Consulting Agreements between the Company and each of Drs. McLeod and Rubin, as amended. Incorporated by reference to Exhibit 10.5 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
             10.6 Form of Stock Restriction Agreement between the Company and each of Drs. McLeod and Rubin and Messrs. Reisner, Ryaby, Talish, McBrayer, and Bohan. Incorporated by reference to Exhibit 10.6 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
             10.7 Form of Stock Purchase Agreement between the Company and each of Messrs. Reisner, Ryaby, and Talish.
                           Incorporated by reference to Exhibit 10.7 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
             10.8 Manufacturing Agreement dated January 20, 1994, between the Company and Hi-Tronics Designs, Inc. Incorporated by reference to Exhibit 10.8 to the Company's Form S-1 Registration Statement (Registration No. 33-92740).
             10.9          Form of 1993  Stock  Option  Plan  Option  Agreement.
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

                                  EXOGEN, INC.

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