Form 10-K
period 1998-09-30
EXOGEN INC
filed 1998-12-29
CIK 934094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended          September 30, 1998
                                       ------------------

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes          [X]                   No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The registrant has only one class of voting securities, its common stock, par value $0.0001 per share, and no classes of nonvoting securities. While it is difficult to determine the number of shares of common stock owned by non-affiliates, the registrant estimates that the aggregate market value of outstanding common stock on November 30, 1998, (based upon the closing selling price of such common stock on the Nasdaq National Market on November 30, 1998) held by non-affiliates was approximately $20.4 million. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by officers, directors and certain significant stockholders of the registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the registrant.

         As of November 30, 1998, there were outstanding 12,709,343 shares of the registrant's common stock, par value $0.0001.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The Proxy Statement of Exogen, Inc. in connection with the Annual Meeting of Stockholders scheduled on or about February 25, 1999, is incorporated by reference into Part III of this Form 10-K.

                                  EXOGEN, INC.

                          1998 Form 10-K Annual Report

                                TABLE OF CONTENTS


                                     PART I
Item 1.   Business..............................................................
Item 2.   Properties............................................................
Item 3.   Legal Proceedings.....................................................
Item 4.   Submission of Matters to a Vote of Security Holders...................
Item 4a.  Executive Officers of the Registrant..................................

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
Item 6.   Selected Financial Data...............................................
Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk............
Item 8.   Financial Statements and Supplementary Data...........................
Item 9.   Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure..........................................

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant....................
Item 11.  Executive Compensation................................................
Item 12.  Security Ownership of Certain Beneficial Owners and Management........
Item 13.  Certain Relationships and Related Transactions........................

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......

                                     PART I


Item 1.  Business

         Exogen, Inc. ("Exogen") designs, develops, manufactures, and markets medical devices for the non-invasive treatment of musculoskeletal injury and disease. Exogen's proprietary ultrasound and mechanical-stress technologies deliver energy that promotes the growth, repair, and maintenance of bone. These technologies are based on the principle that bone growth is stimulated by mechanical force.

         Exogen's Sonic Accelerated Fracture Healing System ("SAFHS(R)") device utilizes mechanical force, produced by low-intensity ultrasound, to accelerate fracture healing for closed, cast-immobilized, fresh fractures of the lower leg and lower arm within the device's approved uses. The SAFHS device is small and portable, and is used by the patient once daily for 20 minutes. Exogen's Pre-Market Approval ("PMA") application for its first model, the SAFHS Model 2A, was approved by the U. S. Food and Drug Administration ("FDA") in October 1994. In May 1997, Exogen began commercial distribution of the second-generation SAFHS 2000(R) in the United States. The SAFHS 2000, which utilizes the same low-intensity ultrasound signal as does the SAFHS Model 2A, is entirely battery operated and is smaller and lighter than the SAFHS Model 2A for enhanced portability. The SAFHS device is the only medical device approved by the FDA for the acceleration of fresh-fracture healing of the lower leg and lower arm.

         Exogen markets and sells SAFHS devices in the United States and Europe and to a distributor in Japan:

         o Domestic. In August 1998, Exogen and Smith & Nephew, Inc. entered into multi-year agreements under which Smith & Nephew obtained exclusive rights to market Exogen's SAFHS devices in the United States.

         o International. In 1995, Exogen established a German subsidiary, which sells SAFHS devices in Germany and several other countries, including Belgium, Holland, Israel, and the Scandinavian countries. In 1995, Exogen signed a development and distribution agreement with Teijin Limited ("Teijin"), which began to sell SAFHS devices in Japan in June 1998.

Industry Overview

Background

         Bone, which forms the human skeleton, undergoes constant change during an individual's lifetime through a dynamic process of cellular action. Bone is continually remodeled so that between 10% and 20% of the adult skeleton undergoes removal and formation annually. Bone's natural remodeling process, which is balanced between removal and formation, can be affected by a number of factors. For example, smoking has been shown to slow the process of bone formation, while exercise such as walking or running, which applies mechanical force to the body on impact, has been shown to stimulate the process of bone formation.

         When a fracture occurs, a complex biological healing process is initiated. The process of bone healing in fresh fractures generally takes from three to eight months, depending on the composition of the fractured bone. Many fractures take substantially longer to heal, and some do not heal at all. Physicians may identify certain fractures, at the time of occurrence, as being susceptible to extended healing times and associated complications. According to the orthopaedic literature, some of the factors taken into account by physicians in making such a determination include fracture characteristics such as the following:

         o    gap size;
         o    location;
         o    displacement; and
         o    fragmentation.

Also considered by physicians are patient characteristics, including the following:
         o    age;
         o    gender;
         o    health condition;
         o    weight; and
         o    smoking habits.

Many of the fractures associated with these factors could result in costly surgery, rehabilitation therapy, and in some cases, permanent disability.

Methods of Treating Fractures

         Various methods exist for the treatment of bone fractures. The most common therapy is to immobilize the fracture with an external cast. Certain fractures are treated surgically using one or more of the following methods to provide stability and promote healing:

         o    internal fixation devices such as plates, rods and screws;

         o    bone grafts using human bone or synthetic bone; and

         o external fixation devices, which are external frames with metal pins placed through the skin into the bone.

         All of the conventional therapies for bone fractures supplement the body's fracture healing process by immobilizing the injured bone, by providing scaffolds for healing such as bone grafts, or by initiating healing when the healing process has prematurely stopped. None, however, accelerates the fracture healing process. Different approaches have been investigated and developed to augment or replace conventional therapies, including electrical stimulation devices and bone growth factors. Although electrical stimulation devices demonstrate efficacy in initiating healing, their indications for use have been limited to nonunion fractures (by definition, a nonunion fracture is considered to be established when the physician determines that the fracture site shows no visible progressive signs of healing). The FDA indications for use for electrical-stimulation devices exclude spine and flat bones (i.e., the rib, collarbone, skull, and certain bones of the hand and foot). Bone growth factors are proteins that promote the healing process and have been in clinical trials for several years, but are not commercially available in the United States.

         Clinical studies begun in the mid-1980s, which supported Exogen's PMA application for its SAFHS device, demonstrated that mechanical force applied to bone induces the formation of bone and accelerates the natural healing process in fresh fractures. This work was based on a widely accepted scientific principle that bone responds to mechanical force by inducing bone formation and/or inhibiting bone loss. These clinical studies established that acceleration of fracture healing is accomplished by using the mechanical force produced by Exogen's proprietary low-intensity ultrasound.

Osteoporosis Background

         Numerous bone disorders result from changes in the natural remodeling process of bone removal and formation. The most widespread of these is osteoporosis, a disease characterized by a decrease in bone mass and deterioration of bone structure. This deterioration leads to an increase in fracture risk due to bone fragility and reduced strength of the weight-bearing skeleton, particularly the spine and the hip. As a person ages, this bone removal tends to predominate and, beginning at approximately age 40, bone mass begins to decline at the rate of approximately 0.5% per year. Women lose a significantly greater percentage of bone mass (between 10% and 20%) following the onset of menopause and the cessation of estrogen production. Bone mass also deteriorates from lack of physical activity such as extended bed rest.

         Several major drug companies have drug therapies, such as estrogen-replacement therapy, calcitonin, and calcium supplements. These drug therapies are used to prevent bone loss, but cannot form new bone. In addition, use of existing therapies is limited by complications and certain side effects including an increased incidence of endometrial, ovarian, and breast cancers in women taking estrogen. Strenuous exercise has been shown to reduce bone loss in the elderly but must be performed with caution as exercise may itself cause fractures. Other drug companies are conducting clinical trials for the treatment of osteoporosis to address the limitations of current therapeutic approaches. A new estrogen-derivative drug therapy, which does not have the potential for side effects of cancer, has recently been approved for the treatment of osteoporosis. Another new drug, Fosamax(R), developed by a major drug company, has recently been approved to treat osteoporosis in women after menopause. Exogen is developing and testing in clinical trials a device that uses mechanical-stress for the treatment of osteoporosis. This device is not commercially available, and there is no assurance that Exogen will ever successfully develop or commercialize this device.

Products and Products Under Development

Sonic Accelerated Fracture Healing System ("SAFHS")

         SAFHS is a non-invasive device that delivers ultrasound energy to accelerate fracture healing through specifically programmed, low-intensity acoustic pressure waves. The intensity is at the level of diagnostic ultrasound, which is a safe method of viewing internal organs and fetuses. The SAFHS treatment was designed to maximize ease of use. To apply the device, the physician cuts a window in the patient's cast and installs a plastic coupling fixture in the window. The patient coats the transducer head with an ultrasound-conducting coupling gel to facilitate transmission of the ultrasound signal, and locks the transducer into the coupling fixture set in the cast; a protective cap is inserted in the fixture when the device is not being used. The SAFHS device alerts the patient about treatment status and also contains a patient-compliance monitoring system that automatically records all treatment sessions and provides a detailed record, including date and time, of the patient's use of the device for periodic review by the physician and Exogen. Treatment requires use of the device only once daily for 20 minutes. The treatment period averages approximately four months for treatment of a lower-leg fracture and approximately eight weeks for a lower-arm fracture. The device is portable and battery operated, and may be used by the patient at home, at work, or elsewhere. When treatment is complete, the patient is requested to return the device to Exogen. There is no financial incentive to a patient to return a device, and consequently, not all SAFHS devices are returned. Certain components of returned devices may be serviced and reused.

         Exogen provides the SAFHS device, at a list price in the United States of $3,500, for the duration of the treatment of the fracture, regardless of the length of treatment. Exogen maintains a toll-free telephone number and provides 24-hour coverage to respond to inquiries from either patients or physicians. If necessary, replacement units and supplies are provided to the patient.

         Exogen is currently developing a third-generation SAFHS device. The technology utilized in this device is expected to allow Exogen to address new applications, which may include the treatment of spine fusions and cartilage repair. In addition, Exogen is developing new configurations of ultrasound transducers for use in spine fusion and cartilage repair. (See also "Research and Development" below for a further discussion of SAFHS therapy.)

Mechanical-Stress Device

         Exogen is developing a mechanical-stress device designed to inhibit bone loss and to increase bone mass. The device delivers mechanical force to the bone similar to the SAFHS technology. The device induces low-intensity vibrational stress within the skeleton at frequencies similar to those generated by the muscles of the human body. The patient stands on the device's resonating platform, which delivers mechanical stress to the weight-bearing skeleton. (See also "Research and Development" below for a further discussion.)

SAFHS Clinical Trials and Registry Data

         The SAFHS clinical trials were prospective, randomized, double-blind, and placebo-controlled. All patients were cast-immobilized, and all received treatment, commencing within seven days of fracture, using the SAFHS device or, in the case of the placebo group, an identical device with no ultrasound signal emission. The results of the studies showed that the average time to a healed fracture (as measured clinically and by x-ray) was accelerated in the SAFHS-treated group as compared with the placebo-treated group by approximately 38%. The SAFHS-treated lower-leg fractures healed in an average of 96 days, compared with an average of 154 days in the placebo-treated fractures. The SAFHS-treated lower-arm fractures healed in 61 days on average, compared with 98 days on average for the placebo-treated fractures. These clinical results demonstrated that the SAFHS device produced a statistically significant and clinically meaningful acceleration of all stages of healing in fresh fractures of the lower leg and the lower arm. No contraindications or side effects were identified in the clinical trials.

         Exogen has maintained a registry of data for the fractures treated with the SAFHS device since receiving its PMA approval in October 1994. Exogen has accumulated this data from information received from the treating physicians and the patients. As of September 1998, more than 5,100 physicians have prescribed SAFHS therapy for over 11,000 fractures, of which more than half have completed treatment with a 93% healing rate.

Agreements with Smith & Nephew, Inc.

         On August 10, 1998, Exogen entered into a multi-year master agreement, a U.S. sales representative agreement, and a stock purchase agreement with Smith & Nephew, Inc., a leading worldwide healthcare company specializing in tissue repair. Terms of the agreements include the following:

         Right to Market SAFHS in the United States. Smith & Nephew obtained exclusive rights to market SAFHS devices in the United States, and Exogen transferred its existing U.S. sales and distribution organization to Smith & Nephew. The U.S. sales representative agreement has a term of 10 years, but may be terminated by mutual agreement of Exogen and Smith & Nephew, or by either party in the event of a material default by the other party. Exogen's field sales representatives became Smith & Nephew employees, and Exogen assigned all of its contracts with independent sales agents and distributors to Smith & Nephew.

         Payment of License Fee. Smith & Nephew paid to Exogen a nonrefundable fee of $1 million that granted Smith & Nephew (i) the exclusive marketing rights in the United States and (ii) a nonexclusive license to the intellectual property rights that cover the SAFHS technology. This license also allows Smith & Nephew to manufacture the SAFHS device should Exogen fail to supply the device, subject to certain terms and conditions.

         Purchase of Common Stock. Smith & Nephew paid $4.1 million (or $5.00 per share) to purchase 820,000 shares of Exogen's common stock at the closing. On the closing date, the fair market value of Exogen's common stock was $3.625 per share. A registration statement is pending with the Securities and Exchange Commission to register these shares.

         Worldwide Distribution Option. Smith & Nephew has an option to acquire exclusive worldwide distribution rights (except Japan) to the SAFHS device. Smith & Nephew has a three-year period in which to exercise its worldwide distribution option. If this option is exercised, Smith & Nephew is required to make certain payments to Exogen during the first year of the worldwide distribution agreement.

         Prior to the exercise or expiration of the worldwide distribution option, Exogen is required to notify Smith & Nephew if Exogen desires to distribute and market SAFHS devices in a country in which it does not have a sales representative, distribution, or similar agreement in effect. During the 60 days following receipt of such notice, Smith & Nephew has the exclusive right to negotiate with Exogen a distribution agreement in that country.

         Option to Purchase Additional Common Stock. Under certain circumstances, Smith & Nephew has a one-time right to purchase from Exogen additional shares of Exogen's common stock, up to 19% (including the shares already acquired by Smith & Nephew) of the outstanding shares of Exogen's common stock, after giving effect to the shares issuable upon exercise of the right. The stock purchase right is available only if Smith & Nephew exercises its worldwide distribution option. In addition, the right can be exercised only once during the two-year period following the exercise of the worldwide distribution option. The price per share to be paid would equal the stock's average fair market value for the 20 days ending on the third trading day immediately preceding the date Smith & Nephew announces, to Exogen, its election to exercise the stock purchase option.

         Option to Purchase and Distribute SAFHS Inventory in the United States. Smith & Nephew has an option to assume additional responsibilities related to the purchase and distribution of SAFHS inventory in the United States. The option, if elected, cannot become effective until August 2000, and is subject to the following:

         o a definitive agreement specifying, in detail, the obligations of each party; and

         o payments to Exogen over a one-year period for exercising the option.

         The exercise by Smith & Nephew of this option and of the worldwide distribution option could result in potential additional aggregate payments to Exogen of $5.0 million.

         Rights of First Negotiation. Smith & Nephew has certain rights of first negotiation through August 2008 in the following areas:

         o Exogen's ultrasound or mechanical-stress therapies, or any new applications of such therapies; and

         o a merger, a sale of substantially all of Exogen's assets, or other similar transaction.

If Exogen desires to enter into an agreement of any kind with a third party in connection with such areas, Exogen must give Smith & Nephew notice of Exogen's intent to enter into such an agreement. After receiving such notice, Smith & Nephew has the nonexclusive right to negotiate with Exogen regarding the proposed transaction for a period of 45 days. During that period, Exogen cannot execute a letter of intent or definitive agreement with any other person or entity. If Smith & Nephew does not issue a letter of intent on the proposed transaction within that 45-day period, Exogen can proceed with the third party.

Selling and Marketing

         Exogen's marketing strategy is to gain broad physician and third-party payor acceptance of the SAFHS device worldwide within the approved indications for each country. A critical element of this strategy is to utilize the results of the SAFHS clinical trials and registry data to demonstrate the safety and efficacy of the SAFHS treatment to physicians, government agencies, and other third-party payors.

United States

         Prior to August 10, 1998, Exogen had a nationwide network of independent and direct sales representatives in the United States. On August 10, 1998, Exogen entered into a multi-year master agreement and a U.S. sales representative agreement with Smith & Nephew, Inc., a leading worldwide healthcare company specializing in tissue repair. Under these agreements, Smith & Nephew obtained exclusive rights to market SAFHS devices in the United States, and Exogen transferred its existing U.S. sales and distribution organization to Smith & Nephew. The U.S. sales representative agreement has a term of 10 years, but may be terminated by mutual agreement of Exogen and Smith & Nephew, or by either party in the event of a material default by the other party. Exogen's field sales representatives became Smith & Nephew employees, and Exogen assigned all of its contracts with independent sales agents and distributors to Smith & Nephew.

         Smith & Nephew is responsible for the following principal activities:

         o selling and marketing to physicians, trauma centers, and other prescribers;

         o obtaining prescriptions and appropriate documentation for the SAFHS therapy; and

         o    maintaining certain minimum levels of units shipped.

         Exogen is responsible for the following principal activities:

         o    marketing to third-party payors;

         o    marketing to the medical community;

         o processing prescriptions and obtaining third-party payor approval of the therapy, case-by-case;

         o shipping SAFHS devices to the prescribing physicians or sales representatives;

         o    providing a limited quantity of promotional devices to physicians;

         o maintaining a 24-hour hot line and toll-free telephone number to respond to inquiries from physicians and patients using the SAFHS therapy; and

         o    paying Smith & Nephew a commission on revenues.

         Prior  to  the  agreements,  all  the  above  activities,   except  for
maintaining minimum levels of units shipped, had been the responsibility of Exogen.

         Exogen believes that its relationship with Smith & Nephew will allow better nationwide market penetration for the SAFHS device. A primary focus of the combined marketing efforts is national and regional managed care and workers' compensation organizations, with coordinated marketing through Exogen's reimbursement specialists and Smith & Nephew's independent distributors and agents.

         Also under the terms of the multi-year master agreement and U.S. sales representative agreement, Smith & Nephew has an option to assume additional responsibilities related to the purchase and distribution of SAFHS inventory in the United States. The option, if elected, cannot become effective until August 2000, and is subject to the following:

         o a definitive agreement specifying, in detail, the obligations of each party; and

         o payments to Exogen over a one-year period for exercising the option.

International

         Exogen established a wholly owned German subsidiary in fiscal 1995, and in fiscal 1996 introduced the SAFHS device in Germany and Austria through the subsidiary's network of independent sales agents. In fiscal 1997, Exogen expanded its sales into Holland and the United Kingdom. In other European countries, Exogen is selecting and training independent distributors and agents. Exogen is sponsoring clinical trials in Europe to augment clinical data from the United States, with the goal of achieving acceptance by surgeons and governmental- and private-insurance payors in these markets. (See "Third-Party Reimbursement" below for a discussion of reimbursement.)

         In November 1995, Exogen signed development agreements with Teijin Limited, a Japanese corporation, for Exogen's SAFHS device and mechanical-stress device. The SAFHS agreement provides for milestone payments to Exogen for Teijin's development of the market in Japan. Exogen is responsible for manufacturing and supplying SAFHS devices to Teijin for clinical trials and sales in Japan. Teijin is responsible for complying with the regulatory requirements and for marketing and distributing the SAFHS device in Japan. Teijin received Japanese import approval to market the SAFHS Model 2A in May 1997 and the SAFHS 2000 in March 1998. In May 1998, Teijin received reimbursement approval from the Japanese Health and Welfare Ministry, which was the final approval necessary to begin commercial distribution of SAFHS in Japan. Exogen shipped the first commercial devices to Teijin in March 1998, and in June 1998, Teijin began to sell SAFHS devices in Japan. The development agreement with Teijin for the mechanical- stress device provides for milestone payments to Exogen that will support, in part, Exogen's clinical trials in the United States in exchange for a first option in favor of Teijin to negotiate a development and distribution agreement for this device for the Japanese market.

         On August 10, 1998, Smith & Nephew acquired exclusive rights to market and sell the SAFHS devices in the United States under a multi-year master agreement. Included in that agreement is an option for Smith & Nephew to acquire exclusive worldwide distribution rights (except Japan) to the SAFHS device. Smith & Nephew has a three-year period in which to exercise its worldwide distribution option. If the option is exercised, Smith & Nephew is required to make certain payments to Exogen during the first year of the worldwide distribution agreement.

         Prior to the exercise or expiration of the worldwide distribution option, Exogen is required to notify Smith & Nephew if Exogen desires to distribute and market SAFHS devices in a country in which it does not have a sales representative, distribution, or similar agreement in effect. During the 60 days following receipt of such notice, Smith & Nephew has the exclusive right to negotiate with Exogen a distribution agreement in that country.

         Exogen cannot assure that its independent distributors, sales agents, and marketing partners will succeed in marketing and selling the SAFHS device in Europe, Japan, and other territories. Each of the foreign markets in which Exogen sells, or plans to sell, its products have separate regulatory and product approval requirements. Exogen cannot assure that it will be able to obtain the necessary regulatory approvals of the SAFHS device in foreign markets. Exogen's international operations and sales are denominated in local foreign currencies. In Japan, where Exogen does not have operations, its sales to Teijin are denominated in U.S. dollars. Exogen does not currently engage in currency hedging activities.

         If Exogen fails to successfully market and sell the SAFHS device in international markets, its business, financial condition, results of operations, and cash flows could be materially and adversely affected.

         For further information on international operations, see Footnote 3, "Segment Information," of the Consolidated Financial Statements included herein.

Third-Party Reimbursement

United States

         To expedite reimbursement for SAFHS devices in the United States, Exogen seeks reimbursement approval from third-party payors, when possible, prior to shipping the devices. Regardless of the availability of reimbursement preapproval, Exogen's reimbursement staff works closely with third-party payors, pursuing reimbursement case-by-case.

         Prior to approving coverage for a new medical technology, most third-party payors require evidence that the technology is safe and effective, not experimental or investigational, and medically necessary and appropriate for the specific patient. Third-party payors typically require that the technology has received FDA approval or clearance for marketing. Also, new technologies are often prescribed for off-label applications, for which reimbursement by third-party payors may not be available. An increasing number of third-party payors and managed care plans are also beginning to require evidence that the technology is cost effective. Exogen has obtained a nationally recognized product code for the ultrasound device, and this code may expedite reimbursement from third-party payors for the SAFHS device. However, Exogen cannot assure that such codes will be used appropriately, or at all.

         Exogen has developed a multi-level program to obtain coverage and reimbursement from third-party payors for the SAFHS device as a new treatment. The SAFHS device is classified by third-party payors as durable medical equipment. Although Exogen has not received broad approval from any reimbursement authority for payment of the SAFHS device, it has received approval from various third-party payors case-by-case. As of October 31, 1998, Exogen has been paid by over 800 third-party payors, including the following:

         o    traditional fee-for-service insurers;

         o    workers' compensation insurers;

         o    HMO and managed care organizations;

         o    automobile insurers; and

         o    third-party administrators.

In August 1995, the Technology Evaluation Center of the Blue Cross and Blue Shield Association completed its review with a favorable assessment of the SAFHS therapy, and disseminated that evaluation to its subscribers. Since that time, several major third-party payors have conducted similar assessments, and have established guidelines for reimbursement for the SAFHS device, case-by-case. These guidelines require, in most cases, preauthorization from the third-party payors prior to providing SAFHS devices to patients. Exogen believes that case-by-case reimbursement approval will continue to be the predominant method of obtaining preauthorization and reimbursement for the SAFHS device.

         Within the United States, Exogen's reimbursement specialists focus on obtaining coverage and reimbursement from major national and regional managed care organizations and insurance carriers. Most of the third-party payors independently evaluate new treatments by reviewing the published literature and/or the Medicare coverage and reimbursement policy on the specific treatment. To assist the third-party payors' evaluations of the SAFHS device, Exogen provides scientific and clinical data that support the safety and effectiveness of the device.

         The Health Care Financing Administration ("HCFA"), which administers the Medicare program, has a national coverage policy for electrical-stimulation devices that initiate the healing of nonunion fractures. In August 1996, HCFA's Technology Advisory Committee recommended that the SAFHS device not be covered under the Medicare program. The committee's recommendation stated, "The available data, although demonstrating a reduction in physician-determined healing time for the study population, could not be generalized to the Medicare population in a way that would allow a conclusion that SAFHS was an effective procedure." Since that time, Exogen has continued to pursue coverage for SAFHS through meetings with HCFA staff, and has provided additional support of the clinical benefits of the SAFHS therapy, including information related to the Medicare population. In addition, Exogen has been working with consultants and the Health Industry Manufacturers Association to pursue various avenues to obtain Medicare coverage for the SAFHS device. To date, Exogen has been unable to change the Medicare noncoverage decision; however, Exogen has an ongoing dialogue with HCFA staff. No assurance can be given that Exogen will be successful in obtaining Medicare coverage for the SAFHS device.

         Exogen cannot assure that it will be successful in obtaining third-party reimbursement from third-party payors, including Medicare, or that third-party payors will recommend that their programs cover the SAFHS device. If Exogen is unable to obtain adequate third-party reimbursement for the SAFHS device, Exogen's business, results of operations, financial position, and cash flows will be materially and adversely affected.

International

         Exogen's international reimbursement plan varies by country. In Germany, Holland, and France, Exogen is using indigenous clinical data as well as data collected in the United States on the effectiveness of the SAFHS device to support Exogen's filings for reimbursement coverage.

         In Germany, Exogen is seeking nationwide approval by the Bundesausschuss, the German federal organization that establishes medical reimbursement policy for outpatient healthcare providers. In August 1998, the Minister of Health accepted the recommendation of the Bundesausschuss not to approve national reimbursement for SAFHS therapy. Exogen is appealing that decision through administrative and legal channels, but has been delayed by the November 1998 election of a new government and concurrent appointment of a new Minister of Health. Exogen has also filed a lawsuit against the Bundesausschuss to challenge its decision. Both actions are being actively pursued at this time.

         Because there is no nationwide reimbursement approval for the SAFHS device by the Bundesausschuss, Exogen has adopted the policy that, since September 1997, for each prescription submitted to Exogen in Germany, Exogen ships the SAFHS device only after receiving reimbursement approval for that device. This preapproval involves a case-by-case review by a local reimbursement authority, which has the discretion to reimburse for the device regardless of the decision of the Bundesausschuss. The local decision is based on data supplied by Exogen and the prescribing physician.

         In Holland, Exogen has received approval from the Ministry of Health, Welfare, and Sports of The Netherlands for the nationwide reimbursement of Exogen's SAFHS device for the treatment of nonunion fractures older than six months. The approval, which will be effective April 1, 1999, was based on an extensive review by the Ziekenfondsraad (Sick Fund Council) of the clinical efficacy and economic benefits of SAFHS therapy.

         In France, Exogen has applied to be listed on the Tarif Interministeriel des Prestations Sanitaires ("TIPS"), France's list of medical devices allowed for prescription by physicians working in the private sector and for reimbursement by the National Health Insurance. That application is still pending, and therefore, Exogen does not sell SAFHS devices in France at this time.

         In Japan, Exogen's Japanese distributor, Teijin, received nationwide reimbursement approval from the Japanese Health and Welfare Ministry in May 1998.

         Exogen cannot assure that it will be successful in obtaining national reimbursement approval in Germany, France, or other countries. If Exogen does not obtain national reimbursement approval of the SAFHS device in Germany, France, and other countries, Exogen's business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Manufacturing

         The SAFHS 2000 is manufactured principally by Exogen as well as by a contract manufacturer. Exogen also refurbishes the SAFHS Model 2000 at its facility. The agreement between Exogen and its contract manufacturer is documented by specific purchase orders, effective through December 1999, and covers a portion of anticipated requirements. Exogen received ISO 9003 (International Organization of Standardization) Certification and CE Mark Certification for Exogen's SAFHS Model 2A in August 1996 and for the SAFHS 2000 in March 1998. The CE Mark signifies that Exogen conforms with the European Community Medical Device Directive. Both Exogen's facility and its contract manufacturer's facility have been inspected by the FDA for Good Manufacturing Practices ("GMP") and have been found to be in compliance with GMP requirements.

         Exogen believes that its Piscataway facility has sufficient capacity to meet its anticipated manufacturing needs for at least the next three years. Any failure by Exogen or the contract manufacturer to maintain its respective manufacturing facility in accordance with GMP or CE requirements could result in the inability to manufacture and deliver SAFHS devices to physicians and patients, which would have a material adverse effect on Exogen's business, financial condition, results of operations, and cash flows.

         The manufacture of the SAFHS device involves an assembly process with a number of significant components. Each device is tested and released by Exogen in accordance with FDA requirements. Most purchased components are available from more than one vendor. However, two key components currently are manufactured by single-source vendors. For these components, there are relatively few alternative sources of supply. However, Exogen is actively in the process of qualifying alternative vendors for these components. If the supply of these components is interrupted, and if Exogen is unable to establish additional or replacement suppliers for such components, Exogen's business, financial condition, results of operations, and cash flows will be materially and adversely affected.

Research and Development

         Exogen's principal research and development programs are focused on the following areas:

         o development of new SAFHS devices and expansion of SAFHS therapy to other applications:

              o   other long-bone fractures;

              o   lower-spine fusion; and

              o   cartilage repair; and

         o development of prototype devices, and preclinical and clinical trials, of the mechanical-stress technology.

         Exogen's expenditures for research and development (which includes clinical trials, regulatory affairs, and engineering) were approximately $2.8 million in fiscal 1998, $3.1 million in fiscal 1997, and $4.0 million in fiscal 1996.

Other Long Bones

         Exogen recently completed clinical studies and documentation to support the SAFHS device's label expansion in the United States for additional bone fracture sites. In August 1998, Exogen resubmitted a PMA supplement for expanded and new applications of the SAFHS 2000 device. Exogen is also evaluating the use of ultrasound in a variety of orthopaedic applications. Exogen provides SAFHS devices to physician investigators for preliminary clinical studies in the use of ultrasound for healing stress fractures, for limb lengthening using an external fixation device, and for healing internally fixed fractures. Exogen also sponsors research relating to the basic science of ultrasound for both therapeutic as well as diagnostic use.

Lower-Spine Fusion

         In addition to treating nonunion bone fractures, electrical stimulation (invasive and non-invasive) has been used to aid in the healing of the spine following surgery. Electrical stimulation is primarily used to augment a spinal procedure where the vertebrae are fused with graft material and, often, instrumentation. Based on the clinical experience of low-intensity ultrasound for fracture repair, Exogen has funded preclinical research to investigate the feasibility of ultrasound therapy for spine fusion. This research is ongoing and may lead to clinical investigation of low-intensity ultrasound for the non-invasive treatment for spine fusion.

Cartilage Repair

         There are two primary methods currently used to treat tear-like defects in the cartilage of the bone. One traditional procedure involves drilling small holes into the exposed defective bone to allow cells from the bone marrow to infiltrate the defect, resulting in fibrocartilage. Another method of treatment is debridement through arthroscopy. This does not eliminate the defect, but it does relieve some of the pain from the uneven surface. Neither technique delivers long-term results. Based on certain laboratory observations on its low-intensity ultrasound for fracture repair, Exogen initiated preclinical studies to investigate the therapy for the repair of torn cartilage. Following long-term preclinical studies, Exogen may initiate a clinical investigation of the therapy for cartilage repair.

         No assurance can be given that the SAFHS treatment will prove to be safe and efficacious for other long-bone fractures, lower-spine fusion, or cartilage repair, or that any PMA, if applied for, will be granted by the FDA on a timely basis, or at all.

Mechanical-Stress Device

         In preclinical studies conducted by Exogen, its mechanical-stress device has been shown to inhibit bone loss and enhance bone mass with treatments of less than 20 minutes per day. In a clinical study conducted by Exogen in Europe, Exogen has demonstrated that approximately 90% of the vibrational stress produced by this device reaches the hip and approximately 85% reaches the spine, the regions of the weight-bearing skeleton most susceptible to bone loss and resulting fractures. In 1996, Exogen began a one-year prospective, randomized, double-blind, placebo-controlled clinical trial in the United States to determine if the mechanical-stress device could safely and effectively inhibit post- menopausal bone loss. The study was completed in 1998, and the data suggest that, although there was no statistical difference between the placebo treatment and the mechanical-stress treatment of the entire study population, when the bone-density measurements were classified by body weight, there was a significant effect of mechanical-stress treatment at the bone locations most susceptible to fracture due to osteoporosis. In addition, the data suggested that women weighing less than 145 pounds, who are also at greater risk of osteoporosis and lose bone more quickly, may actually benefit most from mechanical-stress treatment. The results of the feasibility trial can be useful in defining the design of an Investigational Device Exemption pivotal trial that may be submitted to the FDA. Exogen plans to seek a strategic corporate partner prior to beginning pivotal clinical trials. No assurance can be given that the mechanical-stress device will prove to be safe and efficacious, that a strategic partnership will be established, or that product development will ever be successfully completed. In addition, there is no assurance that a PMA, if applied for, will be granted by the FDA on a timely basis, or at all, that adequate levels of third-party reimbursement will be available, or that the mechanical- stress device will ever achieve commercial acceptance.

Intellectual Property

         With respect to Exogen's SAFHS technology, Exogen holds title to 11 issued United States patents, one issued Canadian patent, one issued Taiwanese patent, one issued New Zealand patent, one issued Japanese patent, 14 pending United States patent applications, and corresponding Patent Cooperation Treaty and foreign patent applications. The original United States ultrasound patent that is the basis of the SAFHS device expires in 2007. Exogen's ten other issued United States patents relating to SAFHS technology will expire between 2008 and 2014.

         With respect to Exogen's mechanical-stress technology, Exogen is the exclusive licensee of four issued United States patents, two issued foreign patents, one pending United States patent application, and four pending foreign patent applications. The four issued United States patents will expire between 2010 and 2011. The exclusive license agreement relating to the mechanical-stress technology provides for royalty payments on sales of products using the patented technology. Under the license agreement, Exogen's exclusive license may revert to a nonexclusive license if Exogen does not use good faith efforts to commercially exploit the patented technology. The license agreement expires on the later of March 2022 or the expiration of the final patent licensed to Exogen.

         Exogen also relies on trademarks, copyrights, trade secrets, proprietary know-how, and confidentiality and assignment of invention agreements with its employees, consultants, distributors, sales agents, and marketing partners to protect its intellectual property. Exogen holds United States federal trademark registrations for the marks, SAFHS(R), EXOGEN(R) and SAFHS 2000(R). Exogen also holds registrations for the SAFHS(R) mark in Japan, Canada and Mexico. Trademark applications for the EXOGEN(R) and SAFHS 2000(R) marks are pending in foreign countries, and an application for the EXOGEN 2000(TM) mark is pending in the United States. Exogen holds rights to copyrights on text and software that it develops in connection with the SAFHS device.

         There can be no assurance that any issued patents or copyrights Exogen owns will provide it with a competitive advantage or will not be challenged or circumvented by Exogen's competitors. There can also be no assurance that Exogen's confidentiality and assignment of invention agreements will not be breached, or that Exogen would have adequate remedies for any such breach. Finally, there can be no assurance that Exogen's copyrights, trade secrets, proprietary know-how, and intellectual property will not become known or be independently discovered by others.

Intense Competition

         The medical device industry is intensely competitive. The SAFHS device competes with non-invasive bone-growth electrical-stimulation devices and with various surgical treatments. In the United States there are four companies that currently market electrical stimulation devices for the treatment of slow-healing fractures, in direct competition with the SAFHS device. The list price of Exogen's device is similar to the list price of devices marketed by these other companies. Exogen believes that some of these companies are conducting preclinical or clinical research relating to the use of electrical stimulation for the treatment of fresh fractures. If Exogen's mechanical-stress device is developed, approved by the FDA, and commercialized, it will compete with drug therapies, growth factors, bone-graft substitutes, and exercise/physical therapy equipment. Many of Exogen's competitors have substantially greater financial, technical, marketing, sales, and distribution resources than it does. They also have more experience in research and development, clinical trials, and regulatory matters. In addition, most of Exogen's competitors have established third-party reimbursement for their products. Exogen cannot assure that its competitors will not develop products that are superior to Exogen's, achieve greater market acceptance, or render Exogen's technology and products obsolete or noncompetitive.

Product Liability and Insurance

         Exogen's business exposes it to potential product liability risks in the event that the use of its products is alleged to have resulted in physical harm or other adverse effects. Product liability insurance for the medical device industry is expensive. Exogen currently carries product liability coverage of $3 million per occurrence, with coverage in the aggregate of $3 million for all claims made in any policy year. In addition, Exogen maintains umbrella liability insurance, including product liability coverage, of $10 million per occurrence, with coverage in the aggregate of $10 million for all claims made in any policy year. Although to date Exogen has not been the subject of any product liability claims, Exogen cannot assure that its insurance will provide adequate coverage against potential claims, or that Exogen will be able to maintain product liability insurance on acceptable terms, or at all. If a product liability claim exceeds the coverage of Exogen's insurance policy, its business, financial condition, results of operations, and cash flows will be materially and adversely affected.

Employees

         As of November 30, 1998, Exogen had 66 employees, consisting of five in marketing, nine in engineering, 18 in finance and administration, three in quality assurance, 12 in reimbursement and customer service, seven in research and development and regulatory affairs, and 12 in manufacturing and shipping. Exogen believes that the success of its business depends, in part, on its ability to attract and retain qualified personnel. None of Exogen's employees is covered by a collective bargaining agreement. Exogen believes that it maintains good relations with its employees.


Item 2.  Properties

         Exogen leases approximately 30,000 square feet of a facility in Piscataway, New Jersey. This leased space contains approximately 9,000 square feet of manufacturing space and 21,000 square feet devoted to research and development, marketing, and administration. This facility is leased through October 2001, and Exogen has an option for a five-year renewal term. Exogen believes its facility is adequate to meet its anticipated real estate requirements for the next three years.


Item 3.  Legal Proceedings

         On September 30, 1998, and October 9, 1998, Exogen settled all outstanding litigation in connection with Exogen, Inc. v. Pilla Consulting, Inc. and Arthur A. Pilla, which was filed in the Supreme Court of the State of New York, County of New York, and Jonathan J. Kaufman v. Interpore Orthopedics, Inc. and Exogen, Inc., which was filed in the United States District Court for the Southern District of New York. Exogen also entered into a settlement agreement with Alessandro Chiabrera. Messrs. Kaufman, Pilla, and Chiabrera, former consultants to Interpore Orthopedics, the company from which Exogen purchased certain SAFHS ultrasound assets at the time of Exogen's formation, claimed the right to certain royalties from the sale of SAFHS devices. As part of the settlement, Exogen is obligated to pay the parties an aggregate $700,000, $191,000 of which was paid in October 1998 and the remainder of which is payable in annual cash installments through July 2002. Exogen also issued to Messrs. Pilla and Chiabrera five-year warrants to purchase an aggregate of 125,000 shares of Exogen's common stock at an exercise price of $3.12 per share, and granted them certain registration rights. In addition to Exogen, Interpore Orthopedics is a party to the settlements, and is obligated to pay certain amounts to the parties.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 4a.  Executive Officers of the Registrant

         The executive officers of Exogen are as follows:

                        Name                           Age                             Position
                        ----                           ---                             --------
John P. Ryaby.......................................   64    Chairman of the Board of Directors, Vice President, and
                                                             Chief Scientific Officer
Patrick A. McBrayer.................................   47    Chief Executive Officer, President, and Director
Richard H. Reisner..................................   55    Vice President, Chief Financial Officer, and Secretary
Roger J. Talish.....................................   56    Vice President and Chief Technical Officer

         --------- John P. Ryaby, a founder of Exogen, has been a Director of Exogen since March 1992, Chairman of the Board of Directors since February 1994, and currently serves as Vice President and Chief Scientific Officer. Mr. Ryaby served as President and Chief Executive Officer of Exogen from March 1992 to February 1994 and as Vice President of Research and Development and Regulatory Affairs from February 1994 to October 1998. Mr. Ryaby served from 1989 until 1992 as the President and Chief Operating Officer of Interpore Orthopaedics, Inc., a division of Interpore International, Inc., a physical and biological research company. Mr. Ryaby was a founder, and from 1975 to 1982 was President and Chief Operating Officer, of Electro-Biology, Inc. ("EBI"), a company involved in bone-growth electrical-stimulation technology, and was responsible for obtaining regulatory approval of EBI's PMA in 1979 and for establishing EBI's direct sales force.

         Patrick A. McBrayer was named Chief Executive Officer, President, and a Director of Exogen in February 1994. Prior to joining Exogen, Mr. McBrayer served in various executive positions from 1987 to February 1994 at Osteotech, Inc., including President and Chief Executive Officer. While at Osteotech, Inc., a company that develops and markets biologic, biomaterial, and implant systems for musculoskeletal surgery, Mr. McBrayer guided the company's transition from its inception to a public entity. From 1979 through 1986, he served in a variety of positions of increasing responsibility with Johnson & Johnson, Inc., including Marketing Manager of the Patient Care Division, where he built a significant business in surgical products.

         Richard H. Reisner, a founder of Exogen, has served as its Vice President and Chief Financial Officer since September 1992. From 1991 to 1992, Mr. Reisner was Vice President and Chief Financial Officer of Cirrus Diagnostics Inc., a company that developed a system for the automation of diagnostic immunoassay and chemistry testing, and was directly involved with the acquisition of Cirrus by Diagnostic Products Corporation in May 1992. From 1990 to 1991, Mr. Reisner was the Corporate Controller for Datascope Corp., a manufacturer of medical instruments. From 1989 to 1990, Mr. Reisner was President and Chief Executive Officer of Pain Suppression Labs, Inc., a manufacturer of electrical stimulation devices to suppress chronic headache pain. From 1979 to 1988, Mr. Reisner was Vice President of Finance and Administration of EBI, and was responsible for establishing third-party reimbursement for EBI's bone-growth electrical-stimulation devices.

         Roger J. Talish, a founder of Exogen, serves as Vice President and Chief Technical Officer. Previously, Mr. Talish served as Vice President of Operations for Exogen from March 1992 to October 1998. From 1989 to 1992, Mr. Talish was Vice President of Operations at Interpore, and from 1985 to 1989 held the same position at Meditron, Inc. From 1978 to 1985, Mr. Talish held various engineering management positions at EBI, including Director of Research and Product Engineering.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Exogen's common stock has been quoted on the Nasdaq National Market under the trading symbol "EXGN" since Exogen commenced public trading on July 20, 1995. Prior to that date, there was no public market for Exogen's common stock.

         The following table sets forth the high and low selling price for Exogen's common stock for fiscal 1997 and 1998, based on transaction data as reported by the Nasdaq National Market.

    Fiscal years ended
September 30, 1997 and 1998           High               Low
---------------------------           ----               ---

1997
----
First quarter...................     $ 6.000           $ 3.250
Second quarter..................     $ 7.625           $ 3.500
Third quarter...................     $ 5.750           $ 3.375
Fourth quarter..................     $ 5.625           $ 3.000

1998
----
First quarter...................     $ 5.250           $ 3.125
Second quarter..................     $ 5.813           $ 3.750
Third quarter...................     $ 6.000           $ 2.500
Fourth quarter..................     $ 4.625           $ 2.375

         On November 30, 1998, the last reported sale price for Exogen's common stock as reported by the Nasdaq National Market was $3.25 per share.

         As of November 30, 1998, there were approximately 187 holders of record of the common stock. This number excludes individual stockholders holding stock under nominee security position listings.

         Exogen has not declared or paid any cash dividends since its inception, and does not intend to pay any cash dividends in the foreseeable future.

The Stockholder Rights Plan

         Effective December 6, 1996, pursuant to a Preferred Shares Rights Agreement (the "Rights Agreement") between Exogen and Registrar and Transfer Company, as Rights Agent (the "Rights Agent"), Exogen's Board of Directors declared a dividend of one right (a "Right") to purchase one one-hundredth share of Exogen's Series A Participating Preferred Stock ("Series A Preferred") for each outstanding share of common stock of Exogen. The dividend is payable on December 19, 1996 (the "Record Date") to stockholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from Exogen one one-hundredth of a share of Series A Preferred at an exercise price of $30.00 (the "Purchase Price"), subject to adjustment in the event Exogen declares a dividend on the common stock payable in common stock, subdivides the number of outstanding shares of common stock into a larger number of such shares, or combines the number of outstanding shares of common stock into a smaller number of such shares, among other circumstances. In addition, under certain circumstances described more fully in the Rights Agreement, the Rights may become exercisable for a number of shares of common stock having a value equal to two times the Purchase Price.

         The Rights approved by the Board of Directors are designed to protect and maximize the value of the outstanding equity interests in Exogen in the event of an unsolicited attempt by an acquirer to take over Exogen in a manner or on terms not approved by the Board of Directors. Takeover attempts frequently include coercive tactics to deprive Exogen's Board of Directors and its stockholders of any effective opportunity to determine Exogen's future.

Common Stock Warrants

         In September 1997, Exogen and a consultant entered into an advisory agreement whereby the consultant acquired a warrant (at a cost of $0.20 per share) to purchase up to 100,000 shares of Exogen's common stock at an exercise price of $4.50 per share. The warrant is fully vested and immediately exercisable and expires five years after issuance, subject, however, to expiration on November 1, 1998, in the event that Exogen did not, by July 31, 1998, consummate a strategic partnering transaction relating to the commercialization of certain of Exogen's non-invasive technologies (each a "Strategic Partnering Transaction"). Further, for each of the three Strategic Partnering Transactions described in the advisory agreement and subsequently entered into by Exogen, the consultant will receive a warrant (at no cost) to purchase 75,000 shares of Exogen's common stock at an exercise price of $4.50 per share (the "Transaction Warrant"). Such Transaction Warrants, if issued, would expire five years after issuance. As of September 30, 1998, the warrant to purchase 100,000 shares was not exercised and no additional warrants were due to the consultant. In November 1998, the warrant was unexercised and expired, and Exogen subsequently terminated the advisory agreement. For one year from the date of termination, the consultant remains eligible to receive two Transaction Warrants subject to the consummation, if any, of certain strategic partnerships.

Common Stock Issued to Smith & Nephew, Inc.

         On August 10, 1998, Exogen and Smith & Nephew entered into a multi-year master agreement, together with a U.S. sales representative agreement and a stock purchase agreement, under which Smith & Nephew obtained exclusive rights to market Exogen's SAFHS devices in the United States. Smith & Nephew paid $4.1 million (or $5.00 per share) to purchase 820,000 shares of Exogen's common stock at the closing. On the closing date, the fair market value of Exogen's common stock was $3.625 per share. A registration statement is pending with the Securities and Exchange Commission to register these shares. The aggregate net proceeds of the sale were $4.0 million, which will be used for general corporate purposes.

         Under certain circumstances, Smith & Nephew has a one-time right to purchase from Exogen additional shares of Exogen's common stock, up to 19% (including the shares already acquired by Smith & Nephew) of the outstanding shares of Exogen's common stock, after giving effect to the shares issuable upon exercise of the right. The stock purchase right is available only if Smith & Nephew exercises its worldwide distribution option. In addition, the right can be exercised only once during the two-year period following the exercise of the worldwide distribution option. The price per share to be paid would equal the stock's average fair market value for the 20 days ending on the third trading day immediately preceding the date Smith & Nephew announces, to Exogen, its election to exercise the stock purchase option.

Item 6.  Selected Financial Data

         Set forth below are the selected consolidated financial data for Exogen for the five fiscal years ended September 30, 1998. The following data should be read in conjunction with Exogen's financial statements and their related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                       SELECTED CONSOLIDATED FINANCIAL DATA
                                       ------------------------------------
                                       (in thousands, except per share data)

                                                                       For the years ended September 30,
                                                        ----------------------------------------------------------------
                                                          1998          1997          1996          1995          1994
                                                        --------      --------      --------      --------      --------
Statement of Operations Data:
Revenues:
    Product sales .................................     $ 11,201      $  7,081      $  5,777      $  1,852      $   --
    Revenues from development agreements ..........          400           400         1,100          --            --
                                                        --------      --------      --------      --------      --------
        Total revenues ............................       11,601         7,481         6,877         1,852          --
                                                        --------      --------      --------      --------      --------
Operating costs and expenses:
    Cost of product sales .........................        4,585         3,864         3,661         1,128          --
    Research and development ......................        2,792         3,124         3,988         2,545         1,432
    Selling, general, and administrative ..........       11,885        12,291        11,030         5,775         1,782
    Nonrecurring charge for
        international doubtful accounts ...........          800          --            --            --            --
                                                        --------      --------      --------      --------      --------
        Total operating costs and expenses ........       20,062        19,279        18,679         9,448         3,214
                                                        --------      --------      --------      --------      --------
Operating loss ....................................       (8,461)      (11,798)      (11,802)       (7,596)       (3,214)
                                                        --------      --------      --------      --------      --------
Other income (expense):
    Interest income (expense), net ................          710           701         1,438           604          (185)
    License fee ...................................        1,000          --            --            --            --
    Litigation settlement .........................         (851)         --            --            --            --
    Other, net ....................................           19           (51)         (224)          (59)           (2)
                                                        --------      --------      --------      --------      --------
        Total other income (expense), net .........          878           650         1,214           545          (187)
                                                        --------      --------      --------      --------      --------
Loss before income taxes ..........................       (7,583)      (11,148)      (10,588)       (7,051)       (3,401)

Provision for income taxes ........................            2             4          --            --            --
                                                        --------      --------      --------      --------      --------
Net loss ..........................................     $ (7,585)     $(11,152)     $(10,588)     $ (7,051)     $ (3,401)
                                                        ========      ========      ========      ========      ========

Basic net loss per common share ...................     $  (0.64)     $  (1.12)     $  (1.07)         --            --
                                                        ========      ========      ========
Diluted net loss per common share .................     $  (0.64)     $  (1.12)     $  (1.07)         --            --
                                                        ========      ========      ========
Wghtd. avg. shares outstanding, basic and diluted .       11,860         9,946         9,875          --            --

Pro forma net loss per share ......................         --            --            --        $  (0.93)     $  (0.48)
                                                                                                  ========      ========
Pro forma weighted average shares outstanding .....         --            --            --           7,574         7,020

                                                                             September 30,
                                                       -------------------------------------------------------
                                                        1998         1997        1996        1995        1994
                                                       -------     -------     -------     -------     -------
Balance Sheet Data:
Cash and cash equivalents and short- and long-term
    investments ..................................     $15,582     $ 8,544     $19,534     $31,061     $   640
Working capital ..................................      15,525      11,042      17,235      30,054         301
Total assets .....................................      20,796      14,789      25,511      34,886       1,773
Redeemable Preferred Stock .......................        --          --          --          --         6,002
Total stockholders' equity (deficit) .............      16,297      12,091      23,077      33,342      (5,487)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Annual Report on Form 10-K contains certain statements of a forward-looking nature relating to future events or the future financial performance of Exogen. Such statements are only predictions, and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below under "Business Considerations" as well as those discussed in other filings made by Exogen with the Securities and Exchange Commission.

Results of Operations

Fiscal Year ended September 30, 1998, compared with Fiscal Year ended September 30, 1997

         Essentially all of Exogen's product sales were from Exogen's SAFHS devices. For fiscal 1998, product sales were $11.2 million, compared with $7.1 million for fiscal 1997. The increase of $4.1 million (or 58%) was a result of a 75% increase in volume, partially offset by a 10% decrease in the average realized selling price of SAFHS devices. This decrease was primarily caused by a shift in international sales from direct sales to sales to distributors, principally sales to Teijin Limited ("Teijin"), Exogen's distributor in Japan.

         In fiscal 1998, Exogen recorded revenues of $400,000 related to the SAFHS development agreement with Teijin, equal to that recorded in fiscal 1997. The 1998 revenues represented the final milestone payment to Exogen under its agreement with Teijin in connection with the commercial introduction of SAFHS devices in Japan. (See "Liquidity and Capital Resources" below for a further discussion.)

         Domestic product sales were $9.0 million (or 81% of total product sales) for fiscal 1998, an increase of $3.3 million (or 56%) over $5.8 million of domestic product sales for fiscal 1997. An increase in domestic sales volume (38%) and in the average realized selling price of SAFHS devices (14%) caused the increase in domestic product sales.

         Product sales in Europe, primarily derived from sales in Germany, were $737,000 (or 6% of total product sales) for fiscal 1998, a decrease of $563,000 (or 43%) compared with $1.3 million for fiscal 1997. The decrease was a result of (i) Exogen's decision, since September 1997, to sell SAFHS devices in Germany only when reimbursement is preapproved and (ii) an adjustment of approximately $151,000 in the quarter ended December 31, 1997, to increase the reserves for European sales allowances and returns. In addition to product sales in Europe, in fiscal 1998, Exogen recorded its initial sales to Teijin of $1.4 million (or 13% of total product sales). Exogen's sales to Teijin began in March 1998, and fiscal 1998 volume represented Teijin's initial purchase of SAFHS inventory. Exogen does not anticipate that quarterly volume in fiscal 1999 will reach the quarterly volume achieved during the second half of fiscal 1998.

         Cost of product sales was $4.6 million for fiscal 1998, compared with $3.9 million for fiscal 1997. Included in cost of sales were royalties and the cost to manufacture the SAFHS device by Exogen and an outside source. Excluding revenues related to development agreements, gross profit for fiscal 1998 was $6.6 million (or 59% as a percentage of product sales), compared with $3.2 million (or 45%) for fiscal 1997. This $3.4 million increase (or 106%) in gross profit was principally due to the increase in sales volume and reduced per-unit product costs, partially offset by a decrease in the average realized selling price of SAFHS devices.

         Research and development expenses in fiscal 1998 decreased to $2.8 million from $3.1 million in fiscal 1997. The decrease of $332,000 (or 11%) was primarily a result of (i) a reduction from fiscal 1997 in the number of research projects funded during fiscal 1998 and (ii) savings from a workforce reduction in fiscal 1997, partially offset by the expenses of preparing a Pre-Market
Approval Supplement filed with the U.S. Food and Drug Administration for expanded indications for the SAFHS 2000.

         Selling, general, and administrative expenses in fiscal 1998 decreased to $11.9 million from $12.3 million in fiscal 1997. The $406,000 decrease (or 3%) resulted from the following:

         o    savings from a workforce reduction in fiscal 1997;

         o    a reduction in consulting fees for marketing;

         o the absence of marketing expenditures relating to the line of synthetic casting materials; and

         o the absence in fiscal 1998 of a 1997 nonrecurring charge of $150,000 related to the workforce reduction.

Partially offsetting the overall decrease were increases in revenue-related expenses, such as commissions and bad debt.

         In March 1998, Exogen recorded an $800,000 nonrecurring charge to operations to write down certain European accounts receivable--primarily in Germany--that exceeded 180 days outstanding. The nonrecurring charge was precipitated by a German Supreme Social Court ruling made available to Exogen in the quarter ended March 31, 1998. The ruling stated that reimbursement under the Bundesausschuss system (the German federal organization that establishes medical reimbursement policy for outpatient healthcare providers) for new medical therapies could occur only if the new therapy was part of the official book of therapies of the Bundesausschuss. Prior to this ruling, Exogen relied on a 1995 German Supreme Social Court ruling that established that new medical therapies must be reimbursed under the pre-Bundesausschuss system if (i) treatment was proven effective and economical and (ii) treatment did not exceed the scope of what was necessary. Exogen believed the clinical effectiveness of the SAFHS device and the device's economic benefits would satisfy the requirements of the 1995 ruling. However, based on the later ruling and the fact that the SAFHS therapy is not part of the official book of therapies, Exogen recorded the nonrecurring charge. Exogen continues to pursue collection of these receivables case-by-case.

         Net interest income in fiscal 1998 increased to $710,000 from $701,000 in fiscal 1997, consistent with the level of funds available for investment and the interest rates available.

         In fiscal 1998, Exogen recorded a license fee of $1 million. On August 10, 1998, Exogen and Smith & Nephew entered into a multi-year master agreement, together with a U.S. sales representative agreement and a stock purchase agreement, under which Smith & Nephew obtained exclusive rights to market Exogen's SAFHS devices in the United States. Smith & Nephew paid a nonrefundable fee of $1 million that granted Smith & Nephew (i) the exclusive marketing rights in the United States and (ii) a nonexclusive license to the intellectual property rights that cover the SAFHS technology. This license also allows Smith & Nephew to manufacture the SAFHS device should Exogen fail to supply the device, subject to certain terms and conditions. Because the payment was nonrefundable, and because there are no further obligations on behalf of Exogen with regard to the payment, Exogen recorded the entire $1 million fee in fiscal 1998. (See "Agreements with Smith & Nephew, Inc." below for a further discussion.)

         In September 1998, Exogen recorded an $851,000 litigation settlement expense, representing the settlement of claims concerning rights to certain royalties on the sale of SAFHS devices. The claims were brought against Exogen by former consultants to Interpore Orthopedics, the company from which Exogen purchased certain SAFHS ultrasound assets at the time of Exogen's formation. The $851,000 charge includes:

         o    a noncash warrant, valued at $96,000, issued in September 1998;

         o    a noncash warrant, valued at $55,000, issued in October 1998; and

         o    a $700,000 cash payment, outstanding at September 30, 1998.

         Exogen incurred a net loss of $7.6 million, or $0.64 per share, in fiscal 1998 compared with $11.2 million, or $1.12 per share, in fiscal 1997 (per share data based upon weighted average shares outstanding, which exclude options because they are antidilutive). The decrease of $3.6 million (or 32%) in net loss was caused principally by the factors discussed above.

Fiscal Year ended September 30, 1997, compared with Fiscal Year ended September 30, 1996

         Essentially all of Exogen's product sales were from Exogen's SAFHS devices. For fiscal 1997, product sales were $7.1 million, compared with $5.8 million for fiscal 1996. The increase of $1.3 million (or 23%) was a result of an increase in sales volume.

         In fiscal 1997, Exogen recorded revenues of $400,000 related to development agreements with Teijin Limited, a Japanese corporation, compared with $1.1 million in fiscal 1996. (See "Liquidity and Capital Resources" below for a further discussion.)

         Domestic product sales were $5.8 million (or 82% of total product sales) for fiscal 1997, an increase of $791,000 (or 16%) over $5.0 million of domestic product sales for fiscal 1996. An increase in domestic sales volume caused the increase in domestic product sales.

         Product sales in Europe, primarily derived from sales in Germany, were $1.3 million (or 18% of total product sales) for fiscal 1997, an increase of $513,000 (or 65%) compared with $787,000 for fiscal 1996. The increase was a result of an increase in sales volume.

         Cost of product sales was $3.9 million for fiscal 1997, compared with $3.7 million for fiscal 1996. Included in cost of sales were royalties and the cost to manufacture the SAFHS device by Exogen and an outside source. Excluding revenues related to development agreements, gross profit for fiscal 1997 was $3.2 million (or 45% as a percentage of product sales), compared with $2.1 million (or 37%) for fiscal 1996. This $1.1 million increase (or 52%) in gross profit was principally due to the increase in sales volume and reduced per-unit product costs, partially offset by a decrease in the average realized selling price of SAFHS devices. The decrease in average realized selling price was primarily due to an increase in the allowances for returns and for price reductions by third-party payors.

         Research and development expenses in fiscal 1997 decreased to $3.1 million from $4.0 million in fiscal 1996. The decrease of $864,000 (or 22%) was primarily the result of the following:

         o    reduced    expenditures    for    designing   and   building   the
              mechanical-stress device for clinical studies;

         o the discontinuation of shipments of SAFHS devices in connection with certain clinical prescriptions for which reimbursement was not available; and

         o reduced costs associated with analyses of clinical data for the SAFHS therapy. This decrease was partially offset by increased expenses associated with additional research projects.

         Selling, general, and administrative expenses in fiscal 1997 increased to $12.3 million from $11.0 million in fiscal 1996. The $1.3 million increase (or 11%) resulted from the following:

         o expanded selling and marketing efforts related to the SAFHS Model 2A, both in the United States and in Europe, and the introduction in May 1997 of the second-generation SAFHS 2000, in the United States;

         o marketing activities relating to Exogen's line of synthetic casting materials used in fracture immobilization;

         o    increased activities relating to reimbursement efforts; and

         o a nonrecurring charge of approximately $150,000, related to a workforce reduction in the third quarter of fiscal 1997.

         Net interest income in fiscal 1997 decreased to $701,000 from $1.4 million in fiscal 1996, consistent with the level of funds available for investment. Other expense, net for fiscal 1997 decreased to $51,000 from $224,000 for fiscal 1996, principally due to the settlement of a legal action by Exogen in the second quarter of fiscal 1996.

         Exogen incurred a net loss of $11.2 million, or $1.12 per share, in fiscal 1997 compared with $10.6 million, or $1.07 per share, in fiscal 1996 (per share data based upon weighted average shares outstanding, which exclude options because they are antidilutive). The increase of $564,000 (or 5%) in net loss was caused principally by the factors discussed above.

Liquidity and Capital Resources

         Since inception, Exogen's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $41.9 million as of September 30, 1998. Through September 30, 1997, Exogen had funded its operations primarily through private placements of equity securities and an initial public offering of common stock in July 1995. In October 1997, Exogen completed a private placement of 1,799,019 shares of its common stock for aggregate net proceeds of $7.4 million, and in August 1998, Exogen sold 820,000 shares of its common stock to Smith & Nephew for aggregate net proceeds of $4.0 million. (See "Agreements with Smith & Nephew, Inc." below for a further discussion.)

         For the year ended September 30, 1998, Exogen used net cash of $4.3 million for operating activities, primarily to fund selling and marketing the SAFHS 2000. Working capital was $15.5 million as of September 30, 1998, an increase of $4.5 million (or 41%) over the balance at September 30, 1997. Exogen's capital expenditures for fiscal 1998 were $318,000. Exogen estimates that equipment and furnishings to expand in-house manufacturing and administrative support activities will require capital expenditures of approximately $450,000 during each of the next two fiscal years.

         From December 1995 through September 30, 1998, Exogen has recorded $1.9 million of revenues representing milestone payments under Exogen's development agreements with Teijin: $1.6 million related to the SAFHS development agreement, and $300,000 related to the mechanical-stress agreement. All potential milestone payments under the SAFHS agreement have been earned and paid.

         Exogen believes its accounts receivable, net of reserves, of $2.7 million as of September 30, 1998, properly reflected anticipated collections. Of the net accounts receivable at September 30, 1998, $382,000 represented European accounts receivable. The European accounts receivable was net of a March 1998 nonrecurring write-down of $800,000 to reflect anticipated reduced collectibility. Although Exogen continues to pursue collection of these written-down European receivables case-by-case, collections have been limited, and Exogen is not relying on the collection of these receivables to meets its liquidity requirements.

         To help conserve its capital resources, Exogen reduced its workforce during the quarter ended June 30, 1997. Through the reduction, Exogen saved approximately $221,000 in fiscal 1997, and is now saving approximately $750,000 each year.

         Exogen plans to finance its capital needs from existing capital resources, the proceeds of the October 1997 private placement, and the proceeds of the sale of stock to Smith & Nephew, the combination of which Exogen believes will be sufficient to fund its operations into fiscal 2000. Exogen has not initiated plans for funding beyond fiscal 2000. Additional funding might not be available when needed or on terms acceptable to Exogen, which would have a material adverse effect on Exogen's business, financial condition, results of operations, and cash flows.

Agreements with Smith & Nephew, Inc.

         On August 10, 1998, Exogen entered into a multi-year master agreement, a U.S. sales representative agreement, and a stock purchase agreement with Smith & Nephew, Inc., a leading worldwide healthcare company specializing in tissue repair. Terms of the agreements include the following:

         Right to Market SAFHS in the United States. Smith & Nephew obtained exclusive rights to market SAFHS devices in the United States, and Exogen transferred its existing U.S. sales and distribution organization to Smith & Nephew. The U.S. sales representative agreement has a term of 10 years, but may be terminated by mutual agreement of Exogen and Smith & Nephew, or by either party in the event of a material default by the other party. Exogen's field sales representatives became Smith & Nephew employees, and Exogen assigned all of its contracts with independent sales agents and distributors to Smith & Nephew.

         Payment of License Fee. Smith & Nephew paid to Exogen a nonrefundable fee of $1 million that granted Smith & Nephew (i) the exclusive marketing rights in the United States and (ii) a nonexclusive license to the intellectual property rights that cover the SAFHS technology. This license also allows Smith & Nephew to manufacture the SAFHS device should Exogen fail to supply the device, subject to certain terms and conditions. Exogen recorded the $1 million fee in fiscal 1998.

         Purchase of Common Stock. Smith & Nephew paid $4.1 million (or $5.00 per share) to purchase 820,000 shares of Exogen's common stock at the closing. On the closing date, the fair market value of Exogen's common stock was $3.625 per share. A registration statement is pending with the Securities and Exchange Commission to register these shares. The aggregate net proceeds of the sale were $4.0 million, which will be used for general corporate purposes.

         Worldwide Distribution Option. Smith & Nephew has an option to acquire exclusive worldwide distribution rights (except Japan) to the SAFHS device. Smith & Nephew has a three-year period in which to exercise its worldwide distribution option. If this option is exercised, Smith & Nephew is required to make certain payments to Exogen during the first year of the worldwide distribution agreement.

         Prior to the exercise or expiration of the worldwide distribution option, Exogen is required to notify Smith & Nephew if Exogen desires to distribute and market SAFHS devices in a country in which it does not have a sales representative, distribution, or similar agreement in effect. During the 60 days following receipt of such notice, Smith & Nephew has the exclusive right to negotiate with Exogen a distribution agreement in that country.

         Option to Purchase Additional Common Stock. Under certain circumstances, Smith & Nephew has a one-time right to purchase from Exogen additional shares of Exogen's common stock, up to 19% (including the shares already acquired by Smith & Nephew) of the outstanding shares of Exogen's common stock, after giving effect to the shares issuable upon exercise of the right. The stock purchase right is available only if Smith & Nephew exercises its worldwide distribution option. In addition, the right can be exercised only once during the two-year period following the exercise of the worldwide distribution option. The price per share to be paid would equal the stock's average fair market value for the 20 days ending on the third trading day immediately preceding the date Smith & Nephew announces, to Exogen, its election to exercise the stock purchase option.

         Option to Purchase and Distribute SAFHS Inventory in the United States. Smith & Nephew has an option to assume additional responsibilities related to the purchase and distribution of SAFHS inventory in the United States. The option, if elected, cannot become effective until August 2000, and is subject to the following:

         o a definitive agreement specifying, in detail, the obligations of each party; and

         o payments to Exogen over a one-year period for exercising the option.

         The exercise by Smith & Newphew of this option and of the worldwide distribution option could result in potential additional aggregate payments to Exogen of $5.0 million.

         Rights of First Negotiation. Smith & Nephew has certain rights of first negotiation through August 2008 in the following areas:

         o Exogen's ultrasound or mechanical-stress therapies, or any new applications of such therapies; and

         o a merger, a sale of substantially all of Exogen's assets, or other similar transaction.

If Exogen desires to enter into an agreement of any kind with a third party in connection with such areas, Exogen must give Smith & Nephew notice of Exogen's intent to enter into such an agreement. After receiving such notice, Smith & Nephew has the nonexclusive right to negotiate with Exogen regarding the proposed transaction for a period of 45 days. During that period, Exogen cannot execute a letter of intent or definitive agreement with any other person or entity. If Smith & Nephew does not issue a letter of intent on the proposed transaction within that 45-day period, Exogen can proceed with the third party.

Year 2000 Compliance

         The Year 2000 compliance issue results from the inability of systems that utilize computer programs to differentiate between the year 1900 and the year 2000. This issue arises because many such programs were developed using two digits rather than four digits to identify the applicable year. As a result, programs that use time-sensitive calculations may not function correctly in the year 2000. Those programs developed using four-digit years are probably Year 2000 compliant; however, all other programs will likely require modification and/or replacement to be compliant. The Year 2000 issue not only affects computer hardware and software, but also can affect equipment used in the operations of Exogen, and extends to the systems of outside suppliers and customers, upon which Exogen relies. Failure to address the Year 2000 issue on a timely basis, or at all, for critical programs used by Exogen could result in system failures or miscalculations, which could have a material adverse effect on Exogen's business, results of operations, financial condition, and cash flows.

State of Readiness

         In fiscal 1998, Exogen performed an initial assessment of its Year 2000 compliance. In addition, Exogen formed a Year 2000 task force, comprised of employees across all functions, to perform a detailed review of Exogen's operations for Year 2000 compliance. The task force has the additional responsibilities of recommending, implementing, and monitoring corrective actions. The task force manager reports to the Chief Financial Officer, and updates are provided to the Board of Directors quarterly (or more frequently, if needed).

         The  following   summarizes  the  results  of  the  initial  assessment
performed by Exogen focused on the following principal areas of exposure:

         SAFHS Device. Exogen expects the SAFHS device to function properly in the year 2000. Although the device utilizes a two-digit year, the functions performed by the device are not impacted. Certain custom-developed software used by Exogen to analyze data collected by the device will require modification to interpret the two-digit data. Such corrective action is not significant and is scheduled to occur during fiscal 1999.

         Information Systems' Hardware and Software. The majority of hardware and software used to manage and access Exogen's information systems has been recently upgraded. As a result, most of this hardware and software is asserted by the vendors to be Year 2000 compliant. Testing will be performed to verify compliance, and any equipment or software found to be noncompliant will be upgraded or replaced.

         Custom-Developed Business Applications. Exogen uses custom-developed software to run certain critical operations. Such software was developed to be Year 2000 compliant. Exogen will perform additional testing on the software during fiscal 1999 to confirm compliance. If any significant areas of noncompliance are found, programming modifications will occur using Exogen's application development vendor.

         Third-Party Business Software. Exogen uses various third-party software to perform certain business processes (including purchasing, payroll, and stock administration) and certain business functions (including spreadsheets, word processing, and graphics). Many of these vendors have informed Exogen that they are addressing the Year 2000 issue. In some cases, these vendors are upgrading their current software. In other cases, Exogen will need to purchase new software. Since Exogen regularly upgrades its software to the latest versions, the costs associated with certain of these upgrades are part of normal operations. Other software, if its functionality no longer meets business requirements, would also be replaced as part of normal operations.

         Other Equipment Using Computer Programs. Exogen uses various equipment to handle functions performed within Exogen, including manufacturing, telecommunications, photocopying, and faxing. Some of the equipment is not Year 2000 compliant, and Exogen will replace such equipment during fiscal 1999.

         Suppliers. Exogen relies on outside organizations to supply, in various degrees, information, goods, and services, including the following:

         o    supplies, raw materials, and finished goods;

         o    payroll services;

         o    banking/financial services;

         o    distribution services; and

         o    utilities/communications services.

Exogen has received information from some suppliers regarding their Year 2000 preparedness. These suppliers are either compliant or claim they will be compliant prior to the year 2000. In other cases, where possible and critical, Exogen plans to investigate the suppliers' Year 2000 compliance. Where the supplier is critical and it is reasonably likely that the supplier will be affected by the Year 2000 issue, Exogen plans to stock additional inventory and/or qualify other suppliers to mitigate any disruption to operations. However, Exogen cannot guarantee the availability of additional supply or the Year 2000 compliance of alternative vendors. The failure of key suppliers to be Year 2000 compliant, on a timely basis or at all, could have a material adverse effect on Exogen's business, results of operations, financial condition, and cash flows.

         Customers. Exogen's customer base includes physicians, patients, and third-party payors. The Year 2000 issue is not expected to affect the flow of prescriptions for the device from physicians, nor the use of the product by the patient. However, Exogen relies on third-party reimbursement organizations at the state, federal, and private levels to pay for Exogen's device. Exogen has received reimbursement from over 800 third-party payors, although there is not a significant concentration with any particular payor. Exogen will attempt to assess the impact of the Year 2000 issue on certain payors. If a significant percentage of payors do not address the Year 2000 issue on a timely basis, Exogen's cash flow could be materially reduced until such issues are corrected. Exogen may consider financing alternatives if it is reasonably likely that a significant portion of its cash flows could be impacted and existing resources are not sufficient to cover such exposure. The inability of payors to achieve Year 2000 compliance could affect their ability to make timely, accurate, or complete payments, which could have a material adverse effect on Exogen's business, results of operations, financial condition, and cash flows.

         Marketing Partners. Exogen relies on Smith and Nephew to provide the required sales organization and related support to sell the SAFHS device in the United States. In Japan, Exogen is dependent on Teijin for the distribution of the SAFHS device. There are no current computer systems connecting Exogen with either of its two marketing partners. However, the ability of Smith and Nephew and Teijin to effectively function as business organizations, and to effectively perform the functions on which Exogen relies, is dependent on each organization addressing the Year 2000 issue on a timely basis. Exogen will investigate each organization's state of preparedness to determine if any significant risks exist for Exogen, and if so, develop mutual actions needed to mitigate those risks. The inability of either of these marketing partners to properly address the Year 2000 issue in its business operations could have a material adverse affect on Exogen's business, results of operations, financial condition, and cash flows.

Risks

As discussed above, Exogen is not currently aware of any Year 2000 compliance issues that exist, or that cannot be corrected on a timely basis, relating to its:

         o    product;

         o    information systems hardware and software;

         o    custom-developed applications;

         o    general business software; and

         o    other equipment that uses computer programs.


As a result, Exogen does not believe that any of these areas will have a material adverse effect on Exogen's business, results of operations, financial condition, and cash flows. There can be no assurances, however, that Exogen will not find Year 2000 issues in these areas as further compliance testing occurs, or that such issues, if found, can be corrected on a timely basis.

         Exogen relies on, and will continue to rely on, third parties to provide:

         o    equipment, goods, and services;

         o    reimbursement for the SAFHS device; and

         o    marketing and distribution support for the SAFHS device.

There can be no assurance that these third parties will adequately address Year 2000 compliance issues or that contingency plans in certain areas are possible or practical. As a result, there could be a material adverse effect on Exogen's business, results of operations, financial condition, and cash flows.

Costs

         Certain costs in addressing the Year 2000 issue would be part of Exogen's normal operating expenses, regardless of whether a Year 2000 issue existed. However, Exogen does expect to incur additional expenses during fiscal 1999 in this area that are solely for Year 2000 compliance purposes. Such costs are not expected to be material. Based on the initial assessment discussed above, Exogen estimates the cost of remediation associated with the Year 2000 issue to range from $100,000 to $150,000 during fiscal 1999.

Contingency Plan

         Exogen expects to be compliant prior to the year 2000, and does not foresee significant risks associated with achieving such compliance. However, certain risks exist over which Exogen has little or no control. To mitigate such risks, the Year 2000 task force will develop a contingency plan by using the most "reasonably likely" worst-case scenario and by assessing the critical Year 2000 risks to Exogen. Exogen anticipates that such a contingency plan will be developed by the end of the second quarter of fiscal 1999. Like many organizations, Exogen does not have previous experience with issues like the Year 2000 issue. However, Exogen believes it is developing appropriate strategies to address the issue, but such strategies do not guarantee success in a timely manner, or at all.

         These statements concerning the Year 2000 compliance issue contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. There can be no assurance that any estimates or other forward-looking statements will be achieved, and actual results could differ significantly from those planned or contemplated. Exogen plans to update the status of its Year 2000 preparedness as necessary in its periodic filings and in accordance with applicable securities laws.

Business Considerations

History of Losses and Expectation of Continued Losses

         We have had a history of substantial net losses since our inception. During the past three years, we incurred net losses of $7.6 million for the year ended September 30, 1998, $11.2 million for the year ended September 30, 1997, and $10.6 million for the year ended September 30, 1996. As of September 30, 1998, we had an accumulated deficit of $41.9 million. The net losses we have incurred to date and the net losses we expect to continue to incur for at least the next two years have been due to several factors, including the following:

         o    engineering    and   developing   the   SAFHS   device   and   the
              mechanical-stress device;

         o    conducting    clinical   trials   for   the   SAFHS   device   and
              mechanical-stress device;

         o    obtaining FDA approval of the SAFHS device;

         o developing and expanding our marketing, sales and distribution network domestically and internationally;

         o    expanding   our   reimbursement    activities   domestically   and
              internationally; and

         o    expanding in-house manufacturing capability.

         Although we have been marketing and selling the SAFHS device since 1994, we are still experiencing material losses. We have not achieved profitability, and we expect to continue to incur operating losses at least through 2000. Although our revenues have grown in recent quarters, we cannot be certain that we will achieve sufficient revenues for profitability. Our future revenues and profitability, if any, are critically dependent on whether we successfully market and sell, and obtain reimbursement for, the SAFHS device. Even if we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

Substantial Dependence on the SAFHS Device; Uncertainty of Market Acceptance

         Our future growth depends substantially on the commercial success of the SAFHS device. Essentially all of our product revenues are derived from sales of the SAFHS device. We expect the SAFHS device to continue to account for substantially all of our product revenues for the foreseeable future. Our long-term success will depend on the following:

         o successful domestic and international commercialization of the SAFHS device for its approved uses, including the ability of our exclusive U.S. distributor, Smith & Nephew, to successfully market the SAFHS device in the United States;

         o    whether  the  medical   community   will  accept  the   ultrasound
              technology of the SAFHS device as a safe and effective method of treating fresh, bone fractures;

         o whether third-party payors, including traditional fee-for-service insurers, workers' compensation insurers, HMO and managed care organizations, automobile insurers, third-party administrators, Medicare, and other government entities, will provide third-party reimbursement of the SAFHS device; and

         o development and regulatory approval of the SAFHS device for additional uses.

         If the market does not accept the SAFHS device, our business, financial condition, results of operations, and cash flows will be materially and adversely affected.

Substantial Dependence on Smith & Nephew U.S. Distribution Arrangement

         Our future growth depends substantially on the ability of our exclusive U.S. distributor, Smith & Nephew, to successfully market the SAFHS device in the United States. On August 10, 1998, Smith & Nephew acquired exclusive rights to market the SAFHS device in the United States, under a multi-year master agreement, a U.S. sales representative agreement, and a stock purchase agreement. As a result, we are no longer involved in any direct sales activities relating to the SAFHS device in the United States. Although the U.S. sales representative agreement has a term of 10 years, it may be terminated by mutual agreement of Exogen and Smith & Nephew, or by Smith & Nephew in the event of a default by Exogen.

         We cannot assure you that Smith & Nephew will succeed in its efforts to market the SAFHS device. Smith & Nephew's sales personnel do not have prior experience in the sale or use of the SAFHS device, although we are providing them with training and other support. Although we believe that Smith & Nephew is economically motivated to succeed in performing its responsibilities under the agreements, the amount of resources and time Smith & Nephew devotes to its responsibilities is not within our control, and therefore, we cannot assure you that Smith &Nephew will perform its obligations as expected. If the U.S. distribution arrangement with Smith & Nephew is not successful or if the arrangement is terminated, our business, financial condition, results of operations, and cash flows will be materially and adversely affected.

Substantial Dependence on Third Parties in Europe and Japan to Sell the SAFHS Device; Risks Associated with International Operations

         We depend on independent distributors, sales agents, and marketing partners to sell the SAFHS device in Europe, Japan, and other territories. Revenues derived from international sales of the SAFHS device represented 19% for the year ended September 30, 1998, 18% for the year ended September 30, 1997, and 14% for the year ended September 30, 1996.

         Through a subsidiary in Germany, we began selling and marketing the SAFHS device in Europe in February 1996. We also sell and market the SAFHS device in Europe through independent distributors and sales agents. We have recorded sales in Germany, Austria, Holland, Denmark, Switzerland, Belgium, the United Kingdom, and Israel. Revenues derived from sales of the SAFHS device in Europe represented 6% for the year ended September 30, 1998, 18% for the year ended September 30, 1997, and 14% for the year ended September 30, 1996. Most of our sales of the SAFHS device in Europe are derived from Germany, where we receive limited local reimbursement only on a case-by-case basis. Our European accounts receivable as of September 30, 1998, net of allowances for returns, bad debt, and amounts a third-party payor might deduct from the price, was $0.4 million.

         In Japan, we market and sell the SAFHS device through an exclusive distribution arrangement with Teijin Limited, a Japanese corporation. We are responsible for manufacturing and supplying the SAFHS device to Teijin for clinical trials and sales in Japan, while Teijin is responsible for obtaining regulatory approval and for marketing and distributing the SAFHS device in Japan. In May 1998, Teijin announced that the Health and Welfare Ministry of Japan had approved reimbursement for the SAFHS device, which was the final approval they needed to begin commercial distribution of the SAFHS device in Japan. In June 1998, Teijin began commercial sales of the SAFHS device in Japan. Revenues derived from sales of the SAFHS device to Teijin represented 13% for the year ended September 30, 1998. Our sales to Teijin began in March 1998, and fiscal 1998 volume represented Teijin's initial purchase of SAFHS inventory. We do not anticipate that quarterly volume in fiscal 1999 will reach the quarterly volume achieved during the second half of fiscal 1998.

         Under the distribution arrangement with Smith & Nephew, Smith & Nephew has an option to obtain exclusive distribution rights to the SAFHS device worldwide (except for Japan). We cannot assure you that Smith & Nephew will exercise its option to obtain worldwide (except for Japan) distribution rights to the SAFHS device. We also cannot assure you that the existence of this option will not materially and adversely affect our ability to maintain effective distribution arrangements in international markets, pending the exercise or expiration of this option.

         We cannot assure you that our independent distributors, sales agents, and marketing partners will succeed in marketing and selling the SAFHS device in Europe, Japan, and other territories. Each of the foreign markets in which we sell, or plan to sell, our products have separate regulatory and product approval requirements. We cannot assure you that we will be able to obtain the necessary regulatory approvals of the SAFHS device in foreign markets. Our international operations and sales are denominated in local foreign currencies. In Japan, where we do not have operations, our sales to Teijin are denominated in U.S. dollars. We do not currently engage in currency hedging activities.

         Our international operations are subject to other inherent risks, including the following:

         o    fluctuations in currency exchange rates;

         o    regulatory and product approval requirements;

         o    tariffs and other trade barriers;

         o greater difficulty in accounts receivable collection and longer collection periods;

         o    reimbursement approvals (both government and private);

         o difficulties and costs of staffing and managing foreign operations and distributors;

         o    potentially adverse tax consequences;

         o reduced protection for intellectual property rights in some countries, including restrictions on repatriation of earnings;

         o    burdens of complying with a wide variety of foreign laws;

         o    the impact of recessions in economies outside the United States;

         o    political and economic instability; and

         o seasonal reductions in business activity during the summer months in Europe and other parts of the world.

         If we fail to successfully market and sell the SAFHS device in international markets, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Quarterly Operating Results Are Subject to Significant Fluctuations

         Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are within our control. These factors include the following:

         o the success of our exclusive U.S. distributor, Smith & Nephew, in marketing the SAFHS device in the United States;

         o    the timing of sales of the SAFHS device;

         o the mix of sales of the SAFHS device in the United States and Europe and to Japan;

         o the timing of reimbursement approval and payments by governmental authorities and third-party payors;

         o    new product introductions by us or our competitors;

         o    expenses incurred in the research and development of new products;

         o    changes in our pricing policies or those of our competitors;

         o    timing of regulatory actions;

         o    general economic and market conditions;

         o    the Asian economic crisis and instability; and

         o    currency fluctuations.

         Our revenues for the foreseeable future are almost entirely dependent on sales of the SAFHS device. If revenues grow slower than we anticipate, our business, financial condition, results of operations, and cash flows will be materially and adversely affected.

Dependence on Third-Party Reimbursement

         Successful sales of the SAFHS device in the United States, Europe, Japan, and other territories will depend, in part, on whether we will be reimbursed by third-party payors, including traditional fee-for-service insurers, workers' compensation insurers, HMO and managed care organizations, automobile insurers, third-party administrators, Medicare, and other government entities. There is significant uncertainty concerning third-party reimbursement for the use of any medical device incorporating new technology, such as the SAFHS device. Third-party payors are increasingly challenging the price of medical devices, and as a result, are limiting reimbursement coverage for medical devices and, in many instances, are putting pressure on medical suppliers to lower their prices. Legislative bodies in the United States and around the world continue to propose fundamental reforms in the health care industry that could affect the availability of third-party reimbursement, and we cannot predict the timing or effect of any such legislation.

         United States. We cannot assure you that costs associated with medical devices incorporating new technology, such as the SAFHS device, will be reimbursed. To expedite reimbursement for SAFHS devices in the United States, we seek reimbursement approval from third-party payors, when possible, prior to shipping the devices. Regardless of the availability of reimbursement preapproval, our reimbursement staff works closely with third-party payors, pursuing reimbursement case-by-case. Prior to approving coverage for a new medical technology, most third-party payors require evidence that the technology is safe and effective, not experimental or investigational, and medically necessary and appropriate for the specific patient. Third-party payors typically require that the technology has received FDA approval or clearance for marketing. Also, new technologies are often prescribed for uses other than those approved by the FDA (off-label applications), for which reimbursement by third-party payors may not be available. An increasing number of third-party payors and managed care plans are also beginning to require evidence that the technology is cost effective. We have obtained a nationally recognized product code for the ultrasound device, and this code may expedite reimbursement from third-party payors for the SAFHS device. However, we cannot assure you that such codes will be utilized appropriately, or at all.

         We have developed a multi-level program to obtain coverage and reimbursement from third-party payors for the SAFHS device as a new treatment. The SAFHS device is classified by third-party payors as durable medical equipment. Although we have not received broad approval from any reimbursement authority for payment of the SAFHS device, we have received approval from various third-party payors on a case-by-case basis.

         The Health Care Financing Administration ("HCFA"), which administers the Medicare program, has a national coverage policy for electrical-stimulation devices that initiate the healing of nonunion fractures. In August 1996, HCFA's Technology Advisory Committee recommended that the SAFHS device not be covered under the Medicare program. The committee's recommendation stated, "The available data, although demonstrating a reduction in physician- determined healing time for the study population, could not be generalized to the Medicare population in a way that would allow a conclusion that SAFHS was an effective procedure." Since that time, we have continued to pursue coverage for SAFHS through meetings with HCFA staff, and have provided additional support of the clinical benefits of the SAFHS therapy, including information related to the Medicare population. In addition, we have been working with consultants and the Health Industry Manufacturers Association to pursue various avenues to obtain Medicare coverage for the SAFHS device. To date, we have been unable to change the Medicare noncoverage decision; however, we have an ongoing dialogue with HCFA staff. The United States Congress has the power to significantly reduce Medicare and Medicaid expenditures, and considers from time to time proposals to reduce such expenditures. We cannot predict when Congress may enact legislation reducing Medicare and Medicaid expenditures, and if such legislation is enacted, what effect, if any, such legislation may have on our business, financial condition, results of operation and cash flows.

         We cannot assure you that we will be successful in obtaining third-party reimbursement from third-party payors, including Medicare, or that third-party payors will recommend that their programs cover the SAFHS device. If we are unable to obtain adequate third-party reimbursement for the SAFHS device, our business, financial condition, results of operations, and cash flows will be materially and adversely affected.

         International. Our international reimbursement plan varies by country. In Germany, Holland, and France, we are using indigenous clinical data as well as data collected in the United States on the effectiveness of the SAFHS device to support our filings for reimbursement coverage.

         The operating loss for fiscal 1998 includes an $800,000 nonrecurring charge, recorded in the three months ended March 31, 1998, to write down certain international accounts receivable--primarily in Germany--that exceeded 180 days outstanding. The nonrecurring charge was precipitated by a German Supreme Social Court ruling made available to Exogen in the quarter ended March 31, 1998. The ruling stated that reimbursement under the Bundesausschuss system (the German federal organization that establishes medical reimbursement policy for outpatient healthcare providers) for new medical therapies could occur only if the new therapy was part of the official book of therapies of the Bundesausschuss. Prior to this ruling, Exogen relied on a 1995 German Supreme Social Court ruling that established that new medical therapies must be reimbursed under the pre-Bundesausschuss system if (i) treatment was proven effective and economical and (ii) treatment did not exceed the scope of what was necessary. Exogen believed the clinical effectiveness of the SAFHS device and the device's economic benefits would satisfy the requirements of the 1995 ruling. However, based on the later ruling and the fact that the SAFHS therapy is not part of the official book of therapies, Exogen recorded the nonrecurring charge.

         To assist in the collection of outstanding claims and to expedite the reimbursement process on future claims, Exogen is seeking nationwide approval by the Bundesausschuss. To this end, in August 1997, Exogen submitted a formal application to the National Krankenkasse (the predecessor to the Bundesausschuss). The application process includes scientific and economic assessments. In August 1998, the Minister of Health accepted the recommendation of the Bundesausschuss not to approve national reimbursement for SAFHS therapy. Exogen is appealing the Minister of Health's decision through administrative and legal channels, but has been delayed by the November 1998 election of a new government and concurrent appointment of a new Minister of Health. Exogen has also filed a lawsuit against the Bundesausschuss to challenge its decision. Both actions are being actively pursued at this time.

         Because there is no nationwide reimbursement approval for the SAFHS device by the Bundesausschuss, Exogen has adopted the policy that, since September 1997, for each prescription submitted to Exogen in Germany, Exogen ships the SAFHS device only after receiving reimbursement approval for that device. This preapproval involves a case-by-case review by a local reimbursement authority, which has the discretion to reimburse for the device regardless of the decision of the Bundesausschuss. The local decision is based on data supplied by Exogen and the prescribing physician.

         In Holland, we have received approval from the Ministry of Health, Welfare, and Sports of The Netherlands for the nationwide reimbursement of Exogen's SAFHS device for the treatment of non-union fractures older than six months. The approval, which will be effective April 1, 1999, was based on an extensive review by the Ziekenfondsraad (Sick Fund Council) of the clinical efficacy and economic of SAFHS therapy.

         In France, we have applied to be listed on the Tarif Interministeriel des Prestations Sanitaries ("TIPS"). France's list of medical devices allowed for prescription by physicians working in the private sector and for reimbursement by the National Health Insurance. That application is still pending, and therefore, we do not sell SAFHS devices in France at this time.

         In  Japan,  our  Japanese  distributor,   Teijin,  received  nationwide
reimbursement  approval  from the  Japanese  Health and Welfare  Ministry in May
1998.

         We cannot assure you that we will be successful in obtaining national reimbursement approval in Germany, France, or other countries. If we do not obtain national reimbursement approval of the SAFHS device in Germany, France, and other countries, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Extensive Government Regulation

         United States. Our current product and our future products, if any, are subject to extensive regulation by the FDA in the United States and by similar regulatory authorities in other countries. Prior to commercial sale in the United States, each of our products must undergo an extensive regulatory approval process conducted by the FDA under the Federal Food, Drug and Cosmetic Act ("FDC Act"). The FDA regulates the clinical testing, manufacturing, labeling, distributing, and promoting of medical devices. Noncompliance with applicable requirements can result in failure of the government to grant pre-market approval ("PMA") for devices, withdrawal of the PMA, total or partial suspension of production, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution.

         Medical devices are classified into three classes (I, II, or III) on the basis of the controls necessary to reasonably assure their safety and effectiveness. The SAFHS device is classified as a Class III device, the class subject to the highest level of regulation by the FDA. In addition to the general control requirements of the FDC Act (including registration, labeling, pre-market notification, and adherence to Good Manufacturing Practices ["GMP"]), the SAFHS device is also subject to pre-market approval.

         Before a new Class III device can be introduced into the market, the manufacturer must obtain FDA clearance through a PMA application. The less burdensome 510(k) pre-market notification process has not been, and is not expected to be, available for any of our products. Accordingly, we have had to obtain, and expect to apply for, PMAs and PMA supplements for our future products.

         A PMA application must be supported by extensive data, including preclinical and clinical trial data, to demonstrate the safety and efficacy of the device for the uses specified in the PMA application. If human clinical trials of a device are required and the device presents a "significant risk," the manufacturer or the distributor of the device must file an Ivestigational Device Exemption ("IDE") and have an approved application prior to commencing human clinical trials.

         The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites with a specified maximum number of patients, as recommended by the FDA. Sponsors of clinical trials are permitted to sell those devices distributed in the course of study as long as compensation does not exceed recovery of the costs of manufacturing, researching, developing, and handling.

         Upon receipt of the PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will "file" the application. An FDA review of a PMA application generally takes between two and three years from the date the PMA application is filed, but may take significantly longer. The review time is often significantly extended by requests from the FDA for more information or clarification of information already provided in the submission. During the review period, an advisory committee, including clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's GMP requirements prior to approval of a PMA application.

         The PMA process can be expensive, lengthy, and uncertain. We cannot assure you that we will be able to obtain necessary regulatory approvals. The loss of previously received approvals, or failure to comply with existing or future regulatory requirements, would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

         We are required to file a PMA supplement for new or expanded uses of our SAFHS technology and for any material modifications to the SAHFS device. If a PMA supplement is not accepted by the FDA for a new or expanded use or material modification of the SAFHS device, we must commence and complete the entire pre-market approval process with respect to such use or modification of the SAFHS device. We began commercial distribution of the SAFHS 2000, the second-generation SAFHS device, in the United States in May 1997 pursuant to FDA approval of a PMA supplement in March 1997. In August 1998, we resubmitted a PMA supplement for expanded and new applications of the SAFHS 2000 device. We cannot guarantee that this supplement will be accepted on a timely basis or at all. In addition, we will be required to file a PMA application for our mechanical-stress device, if and when development is completed. We cannot assure you that any PMA application relating to the mechanical-stress device will be filed or granted on a timely basis, or at all.

         Any products manufactured or distributed by us pursuant to an approved PMA are subject to pervasive and continuous regulation by the FDA, including record-keeping requirements, reports of adverse experience with the use of the device, postmarket surveillance, postmarket registry, and other actions as deemed necessary by the FDA. Product labeling and promoting activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Exogen and its agents may promote products only for the products' approved indications. We cannot assure you that the FDA will not impose modifications to the labeling that could adversely affect our ability to market, sell, or be reimbursed for the SAFHS device. In addition, we cannot assure you that we will not become subject to FDA actions as a result of physicians' prescribing the SAFHS device for off-label uses.

         We are also subject to numerous federal, state, and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire-hazard control, and disposal of hazardous or potentially hazardous substances. We cannot assure you that we will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon our business, financial conditions, results of operations, or cash flows.

         International. To market and sell the SAFHS device or any future products in foreign markets, we must comply with foreign government regulations, the requirements of which differ substantially from country to country. In Europe, we are required to comply with the Medical Device Directive, which covers most medical devices. Under the Medical Device Directive, most medical devices must qualify for the CE mark, and effective June 1998, must bear a CE mark to be marketed and sold in the European Union. To obtain the CE mark, a manufacturer must demonstrate compliance with product safety requirements as well as quality system requirements. The CE mark is recognized by countries that are members of the European Union and the European Free Trade Association. We received the CE mark for the SAFHS Model 2A in August 1996 and for the SAFHS 2000 in March 1998. We cannot assure you that we will be able to obtain CE marks for future generations, if any, of the SAFHS device.

         Although members of the European Union must accept for marketing medical devices bearing a CE mark without imposing further requirements related to product safety and performance, each country may require the use of its own language on labels and instructions for use. National Competent Authorities, who are required to enforce compliance with the requirements of the Medical Device Directive, can restrict, prohibit, and recall CE-marked products if they are considered to be unsafe. Such a decision must be confirmed by the European Commission to be valid. Member countries may impose additional requirements as long as they do not violate the Medical Device Directive or constitute technical barriers to trade.

         We cannot assure you that the FDA or any foreign regulatory authority will approve our current or future products in a timely manner, or at all. If we experience delays or failure in obtaining such approvals, lose any previously received approvals, or fail to comply with existing or future regulatory requirements, our business, financial condition, results of operations, and cash flows will be materially and adversely affected.

Uncertainty of New Product Development

         We plan to seek FDA approval to begin clinical trials to expand the approved uses for the SAFHS technology to include other long-bone fractures, lower-spine fusion, and cartilage repair. We also plan to undertake additional development activities and human clinical trials for our mechanical-stress device, which is designed to prevent bone loss related to osteoporosis. Our research and development efforts with respect to expanded uses of the SAFHS technology and the mechanical-stress device may not lead to development of applications or products that are shown to be safe and effective in clinical trials. In addition, these new applications or products may not:

         o    meet applicable regulatory standards;

         o be capable of being manufactured in commercial quantities at acceptable costs;

         o be eligible for third-party reimbursement from governmental or private insurers;

         o    be successfully marketed; or

         o    achieve market acceptance.

         At any stage of the development process, new applications or products that appeared promising in preclinical studies or trials may not demonstrate efficacy in larger-scale clinical trials and as a result, would not receive regulatory approval. As a result, it is possible that we may have to curtail, redirect, suspend, or eliminate some or all of our product development programs.

Risks Associated with Intense Competition

         The medical device industry is intensely competitive. The SAFHS device competes with non-invasive bone-growth electrical-stimulation devices and with various surgical treatments. In the United States there are four companies that currently market electrical stimulation devices for the treatment of slow-healing fractures, in direct competition with the SAFHS device. We believe that some of these companies are conducting preclinical or clinical research relating to the use of electrical stimulation for the treatment of fresh fractures. If our mechanical-stress device is developed, approved by the FDA, and commercialized, it will compete with drug therapies, growth factors, bone-graft substitutes, and exercise/physical therapy equipment. Many of our competitors have substantially greater financial, technical, marketing, sales, and distribution resources than we do. They also have more experience in research and development, clinical trials, and regulatory matters than us. In addition, most of our competitors have established third-party reimbursement for their products. We cannot assure you that our competitors will not develop products that are superior to ours, achieve greater market acceptance, or render our technology and products obsolete or noncompetitive, in which case our business, financial condition, results of operations, and cash flows will be materially and adversely affected.

Risks Associated with Rapid Technological Change

         The medical device industry is characterized by rapid product development and technological change. We expect that the technologies associated with medical devices will continue to develop rapidly. As a result, our future success will depend in large part upon our ability to maintain a competitive position with respect to those technologies. Technological developments by others may result in our products' obsolescence or becoming too expensive before they are marketed or before we recover a significant portion of expenses incurred in connection with developing and commercializing those products, in which case our business, financial condition, results of operations, and cash flows will be materially and adversely affected.

Limited Protection of Patents, Copyrights and Proprietary Rights; Risk of Patent
 Infringement

         Our success will depend in part on our ability to obtain and maintain United States and foreign patent protection, preserve our copyrights and trade secrets, and operate without infringing the proprietary rights of third parties. We place considerable importance on obtaining patent protection for significant new technologies, products, and processes. With respect to our SAFHS technology, we hold title to 11 issued United States patents, one issued Canadian patent, one issued Taiwanese patent, one issued New Zealand patent, one issued Japanese patent, 14 pending United States patent applications, and corresponding Patent Cooperation Treaty and foreign patent applications. The original United States ultrasound patent that is the basis of the SAFHS device expires in 2007. Our 10 other issued United States patents relating to SAFHS technology will expire between 2008 and 2014.

         With respect to our mechanical-stress technology, we are the exclusive licensee of four issued United States patents, two issued foreign patents, one pending United States patent application, and four pending foreign patent applications. The four issued United States patents will expire between 2010 and 2011. The exclusive license agreement relating to the mechanical-stress technology provides for royalty payments on sales of products using the patented technology. Under the license agreement, our exclusive license may revert to a nonexclusive license if we do not use good faith efforts to commercially exploit the patented technology. The license agreement expires on the later of March 2022 or the expiration of the final patent licensed to us.

         We believe we own or have the right to use all the proprietary technology necessary to manufacture and market our products. Under current law, patent applications in the United States are maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period after filing. The right to a device patent in the United States is attributable to the first to invent the device, rather than the first to file a patent application, while in foreign countries, ownership of a patent is typically determined by priority of patent filing, not invention. Consequently, we cannot be certain that we were the first to invent certain technology covered by pending patent applications or that we were the first to file patent applications for such inventions. In addition, the patent positions of medical device companies, including ours, are generally uncertain partly because the positions involve complex legal and factual questions.

         Legal standards relating to the validity of patents covering medical devices and biotechnological inventions and the scope of claims made under such patents are still developing. Our patent position is highly uncertain and involves complex legal and factual questions. We cannot be certain that the applicants or inventors of subject matter covered by patent applications or patents owned by or licensed to us were the first to invent or the first to file patent applications for such inventions. In addition, we cannot guarantee that:

         o patent applications to which we hold rights will result in the issuance of patents;

         o any patents issued or licensed to us will be free from challenge and that if challenged, they would be held to be valid;

         o any such patents will provide commercially significant protection to our technology, products, and processes;

         o others will not independently develop substantially equivalent proprietary information that is not covered by patents to which we own rights or obtain access to our know-how; or

         o others will not be issued patents that may prevent the sale of one or more of our products, or require a license and the payment of significant fees or royalties by us to third parties to enable us to conduct our business.

         We have not received any notices alleging, and we are not aware of, any infringement by us of any other entity's patents. However, because of the volume of patents issued and patents applications filed relating to medical devices, we cannot assure you that current and potential competitors and other third parties have not filed or will not file patent applications, or have not received or will not receive patents, relating to materials or processes we use or propose to use. Accordingly, we cannot assure you our products do not infringe any patents or proprietary rights of third parties.

         If another party claims the same or overlapping subject matter with subject matter we have claimed in a United States patent application or patent, we may decide or be required to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention. Loss of such an interference proceeding would deprive us of patent protection sought or previously obtained. Participating in such proceedings could result in substantial costs, whether or not the eventual outcome is favorable.

         In addition to patent protection, we rely on trademarks, copyrights, trade secrets, proprietary know-how, and confidentiality and assignment of invention agreements with our employees, consultants, distributors, sales agents, and marketing partners to protect our intellectual property. We hold United States federal trademark registrations for the marks: SAFHS(R), EXOGEN(R), and SAFHS 2000(R). We also hold registrations for the SAFHS(R) mark in Japan, Canada, and Mexico. Trademark applications for the EXOGEN(R) and SAFHS 2000(R) marks are pending in foreign countries, and an application for the EXOGEN 2000(TM) mark is pending in the United States. We hold rights to copyrights on text and software we develop in connection with the SAFHS device.

         We cannot assure you that any issued patents or copyrights we own will provide us with a competitive advantage or will not be challenged or circumvented by our competitors. We also cannot assure you that our confidentiality and assignment of invention agreements will not be breached or that we would have adequate remedies for any such breach. Finally, we cannot assure you that our copyrights, trade secrets, proprietary know-how, and intellectual property will not become known or be independently discovered by others.

         Litigation may be necessary to defend against claims of infringement, to enforce patents and copyrights issued or licensed to us, or to protect trade secrets. If we must litigate such issues, we may be forced to incur substantial costs and to devote substantial resources and time. We cannot assure you that we would prevail in such litigation. In addition, if any relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from selling our products or could be required to obtain licenses from the owners of such patents. We cannot guarantee that such licenses would be available or, even if available, would be on acceptable terms to us. If we are forced to incur substantial costs in litigation or fail to obtain a license, our business, financial condition, results of operations, and cash flows will be materially and adversely affected.

Manufacturing and Related Risks

         We have developed in-house manufacturing and refurbishing capability for the SAFHS 2000 device. Although we are able to manufacture our entire SAFHS 2000 production in-house, we use a contract manufacturer for a portion of our SAFHS 2000 production. The FDA regulates manufacturers of medical devices that have received FDA approval. We are required to adhere to FDA regulations setting forth GMP requirements relating to tests, control, and documentation. State and federal agencies monitor ongoing compliance with GMP and other applicable regulatory requirements through periodic inspections. The FDA has inspected and approved our facilities and those of our contract manufacturer under the FDA's Quality System Regulations. If we or the contract manufacturer fail to maintain our facilities in accordance with the FDA's GMP requirements, the noncomplying party could lose the ability to manufacture the SAFHS device on a commercial scale. Loss of this manufacturing capability could limit our ability to deliver the SAFHS device to physicians or patients. If this occurs, our business, financial condition, results of operations, and cash flows will be materially and adversely affected.

         The manufacture of the SAFHS device involves an assembly process with a number of significant components. Each device is tested and released by us in accordance with FDA requirements. Most purchased components are available from more than one vendor. However, two key components currently are manufactured by single-source vendors. For these components, there are relatively few alternative sources of supply. However, we are actively in the process of qualifying alternative vendors for these components. If the supply of these components is interrupted, and we are unable to establish additional or replacement suppliers for such components, our business, financial condition, results of operations, and cash flows will be materially and adversely affected.

Royalty Payment Obligations; Potential Loss of Exclusive License

         If we successfully develop the mechanical-stress device, we will be required to pay a royalty on any net revenues from sales of this product. We have an exclusive license to the mechanical-stress technology, which we will lose if we do not commercially exploit the technology underlying the license. We cannot assure you that we will be able to commercially exploit this technology. If we lose the exclusive license, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Reliance on Key Personnel

         Our success depends to a significant extent upon our executive officers and other key technical personnel. If we lose the services of an executive officer or one or more key employees or our ability to attract and retain such personnel, our business, financial condition, results of operations, and cash flows will be materially and adversely affected. Except for Patrick McBrayer, none of our executive officers or key employees is a party to an employment agreement with Exogen. We do not have "key person" life insurance policies covering any of our employees.

Possible Volatility of Stock Price

         The trading price of our common stock has been subject to wide fluctuations in the past. Our common stock's trading price could continue to fluctuate in response to variations in quarterly operating results, announcements of technological innovations or new products by us or our competitors, changes in earning estimates by analysts, general conditions in the medical device industry, and other events or factors. In addition, the stock market in general has experienced significant price and volume fluctuations that have affected the market prices of equity securities of many companies in industries similar to ours. This volatility has often been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

Risks Associated With Low-Priced Stocks

         Continued inclusion of our common stock on the Nasdaq National Market will require the following:

         o that the public float consist of at least 750,000 shares of common stock, valued in the aggregate at more than $5 million;

         o    that we maintain at least $4 million in net tangible assets;

         o    that our common stock be held by at least 400 holders; and

         o that the minimum bid price for our common stock be at least $1.00 per share.

         If we are unable to satisfy such maintenance requirements, our common stock may be removed to the Nasdaq SmallCap Market or delisted from the Nasdaq Stock Market. In the event our common stock is delisted from the Nasdaq Stock Market, trading, if any, in the securities would thereafter be conducted in the over-the-counter market in the "pink sheets" or the National Association of Securities Dealers' "Electronic Bulletin Board." Consequently, the liquidity of our common stock could be materially impaired, not only in the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This could result in lower prices for our common stock than might otherwise be attained, and could also result in a larger spread between the bid and asked prices for our common stock.

         In addition, if our common stock is delisted from trading on the Nasdaq Stock Market and the trading price of our common stock is less than $5.00 per share, trading in the common stock would also be subject to the requirements of Rule 15g-9 promulgated under the Exchange Act. Under such rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally any equity security not traded on an exchange or quoted on the Nasdaq Stock Market that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the associated risks. Such requirements could severely limit the market liquidity of our common stock. We cannot assure you that our common stock will not be delisted or treated as a penny stock.

Year 2000 Risks

         The Year 2000 compliance issue results from the inability of systems that utilize computer programs to differentiate between the year 1900 and the year 2000. This issue arises because many such programs were developed using two digits rather than four digits to identify the applicable year. As a result, programs that use time-sensitive calculations may not function correctly in the year 2000. Those programs developed using four-digit years are probably Year 2000 compliant, however, all other programs will likely require modification and/or replacement to be compliant. The Year 2000 issue not only affects computer hardware and software, but also can affect equipment used in our operations, and extends to the systems of outside suppliers and customers, upon which we rely. Failure to address the Year 2000 issue on a timely basis, or at all, for critical programs used by us could result in system failures or miscalculations, which could have material adverse effect on our business, results of operations, financial condition, and cash flows.

         In fiscal 1998, we performed an initial assessment of our Year 2000 compliance relating to the following:

         o    the SAFHS devices;

         o    our information systems' hardware and software;

         o    our custom-developed business applications;

         o    third-party business software; and

         o    other equipment using computer programs.

We do not believe that any of these areas will have a material adverse effect on our business, results of operations, financial condition, and cash flows. We cannot assure you that we will not find Year 2000 issues in these areas as further compliance testing occurs, or that such issues, if found, can be corrected on a timely basis.

         We also performed an initial assessment of Year 2000 compliance on our suppliers, customers, and marketing partners. We rely on, and will continue to rely on, these third parties to provide the following:

         o    equipment, goods, and services;

         o    reimbursement for the SAFHS devices; and

         o    marketing and distribution support for the SAFHS device.

There can be no assurance that these third parties will adequately address Year 2000 compliance issues or that contingency plans in certain areas are possible or practical. As a result, there could be a material adverse affect on our business, results of operations, financial conditions, and cash flows.

Possible Adverse Effect of the Euro Conversion

         On January 1, 1999, 11 of the 15 member countries of the European Union will establish fixed conversion rates between their existing currencies and a new common currency called the "euro." This represents an initial step in a process expected to culminate in the replacement of the existing currencies with the euro. The conversion to the euro may have operational and legal implications for some of our international business activities. We have begun consideration of the effects of the euro conversion on our operations, but we are currently unsure of the potential impact that the euro conversion will have on our business, financial condition, results of operations, and cash flows, particularly as the euro conversion relates to our European operations.

Certain Anti-Takeover Provisions

         Certain provisions of our Certificate of Incorporation could make it more difficult for a third party to acquire control of our business, even if such change in control would be beneficial to our stockholders. Our Certificate of Incorporation allows our Board of Directors to issue preferred stock without stockholder approval. In addition, we entered into a Rights Agreement in December 1996 that allows our Board of Directors to declare a dividend of one right to purchase, under certain circumstances, one one-hundredth of a share of preferred stock for each share of common stock outstanding. Although we do not have any current plans to issue any preferred stock, the issuance of preferred stock in the future could make it more difficult for a third party to acquire our business.

         In addition, certain provisions of Delaware law and our bylaws could discourage a third party from attempting to acquire control of our business.
Section 203 of the Delaware General Corporation Law prohibits us from engaging in any business combination with an interested stockholder (generally a stockholder who, together with its affiliates, owns 15% or more of our outstanding stock) for a period of three years unless certain conditions are met. Section 203 may also have the effect of discouraging a proxy contest or tender offer. In addition, certain provisions of our bylaws contain specific procedures stockholders must follow in making director nominations and submitting proposals for consideration at stockholder meetings. These provisions could make it more difficult for a third party to acquire our business.

Product Liability and Insurance

         Our business exposes us to potential product liability risks in the event that the use of our products is alleged to have resulted in physical harm or other adverse effect. Product liability insurance for the medical device industry is expensive. We currently carry product liability coverage of $3 million per occurrence, with coverage in the aggregate of $3 million for all claims made in any policy year. In addition, we maintain umbrella liability insurance, including product liability coverage, of $10 million per occurrence, with coverage in the aggregate of $10 million for all claims made in any policy year. Although to date we have not been the subject of any product liability claims, we cannot assure you that our insurance will provide adequate coverage against potential claims or that we will be able to maintain product liability insurance on acceptable terms, or at all. If a product liability claim exceeds the coverage of our insurance policy, our business, financial condition, results of operations, and cash flows will be materially and adversely affected.

Shares Eligible for Future Sale

         If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public market, the market price of our common stock could fall. Such sales also might make it difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of November 30, 1998, there were 12,709,343 shares of common stock outstanding as follows:

         o 820,000 shares of common stock are held by Smith & Nephew and are covered by a registration statement which has been filed with the SEC but not declared effective;

         o Approximately 2.7 million shares are held by affiliates and are subject to the volume restrictions of Rule 144; and

         o the remaining outstanding shares of common stock are freely tradeable.

The possible sale of a significant number of the above shares of common stock may cause the price of our common stock to fall.

         We have registered for resale 1,350,000 shares of common stock reserved for issuance under our 1995 Stock Option/Stock Issuance Plan, as amended. As of November 30, 1998, options to purchase 1,113,910 shares of common stock were outstanding and will be eligible for sale in the public market from time to time, subject to vesting. In addition, 185,189 shares of common stock are available under Exogen's employee stock purchase plan, as amended. Also, there are 125,000 shares of common stock issuable upon exercise of warrants, which may be sold in accordance with Rule 144 one year after their date of issuance. The possible sale of a significant number of the shares issuable upon exercise of stock options and warrants, or under the employee stock purchase plan, may cause the price of our common stock to fall.

         Under the August 1998 agreements between Smith & Nephew and us, Smith & Nephew has an option to acquire exclusive worldwide distribution rights (except Japan) to the SAFHS device. This worldwide distribution option is limited to a three-year period. If Smith & Nephew exercises this option, it has a one-time right to purchase from us additional shares of our common stock, up to 19% (including the shares already acquired by Smith & Nephew) of the outstanding shares of our common stock, after giving effect to the shares issuable upon exercise of the right. The price per share to be paid would equal the stock's average fair market value over a 20-day period preceding the date Smith & Nephew announces, to Exogen, its election to exercise the stock purchase option. Any of these additional shares of our common stock sold to Smith & Nephew under these agreements would require that we file a registration statement with the Securities and Exchange Commission to register the shares. The possible sale of a significant number of these shares may cause the price of our common stock to fall.

No Intention to Pay Dividends

         We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth, and therefore, do not expect to pay any dividends in the foreseeable future.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

         The following discussion about Exogen's risk management includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements.

Currency Rate Fluctuations

         Since 6% of Exogen's fiscal 1998 net product revenues were derived from a European subsidiary operating in a local currency environment, and 3% of Exogen's total assets at September 30, 1998, were European, Exogen's results of operations, financial position, and cash flows are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The principal non-U.S. currency used for valuation by Exogen's subsidiary is the German mark. Exogen does not limit its risk in this area by using any financial tools, such as currency hedge contracts. Therefore, volatility in currency exchange rates could have a material adverse effect on those revenues and assets denominated in non-U.S. currencies.

Market Risk

         Exogen's accounts receivables are subject, in the normal course of business, to collection risks. Exogen regularly assesses these risks, and has established policies and business practices to protect against the adverse effects of collection risks. As a result, Exogen does not anticipate any material losses in this area.

Interest Rate Risk

         Exogen's investments are held to maturity; therefore, changes in the market's interest rates do not affect the value of the investments as recorded by Exogen.

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


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         Information  in  response  to  this  item  is  incorporated  herein  by reference to "Election of Directors" in Exogen, Inc.'s definitive proxy statement ("Definitive Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Exchange Act") with the Securities and Exchange Commission ("SEC") not later than 120 days after the end of fiscal 1998. Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to "Compliance with Reporting Requirements" in Exogen's Definitive Proxy Statement to be filed with the SEC.


Item 11.  Executive Compensation

         Information  in  response  to  this  item  is  incorporated  herein  by
reference  to   "Executive   Officers  and   Information   Regarding   Executive
Compensation" in Exogen's Definitive Proxy Statement to be filed with the SEC.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in Exogen's Definitive Proxy Statement to be filed with the SEC.


Item 13.   Certain Relationships and Related Transactions

         Information in response to this item is incorporated herein by reference to "Certain Transactions" in Exogen's Definitive Proxy Statement to be filed with the SEC.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Documents filed as a part of this Form 10-K:

         (1) Financial Statements. The following Consolidated Financial Statements of Exogen, Inc. and report of independent public accountants relating thereto are filed with this report on Form 10-K:

                  Consolidated Balance Sheets as of September 30, 1998 and 1997

                  Consolidated   Statements  of  Operations  and  Statements  of
                  Comprehensive Income for the years ended September 30, 1998, 1997, and 1996

                  Consolidated Statement of Changes in Stockholders' Equity for the years ended September 30, 1998, 1997, and 1996

                  Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997, and 1996

                  Notes to Consolidated Financial Statements

         (2)  Financial Statement Schedules.

              Schedule II--Valuation and Qualifying Accounts for the years ended September 30, 1998, 1997, and 1996

              Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or notes thereto.

         (3) Exhibits.
                    3.1 Second Amended and Restated Certificate of Incorporation of Exogen. Incorporated by reference to
                           Exhibit 3.1 to Exogen's Form 10-Q for the third quarter ended June 30, 1995.

                    3.2 Amended and Restated Bylaws of Exogen. Incorporated by reference to Exhibit 3.3 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).

                    4.1 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of Exogen defining rights of holders of common stock of Exogen.

                   10.1 Amended and Restated Investors' Rights Agreement dated as of November 14, 1994, among Exogen, the investors listed on Schedule A thereto, and the individuals listed on Schedule B thereto. Incorporated by reference to Exhibit 10.1 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).

                   10.2 Asset Purchase Agreement dated as of March 1, 1993, among Applied Epigenetics, Inc. ("AEI"), Interpore International, Inc., and Interpore Orthopaedics, Inc. Incorporated by reference to Exhibit 10.2 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).

                  10.3     [RESERVED]

                  10.4     [RESERVED]

                  10.5 Form of Consulting Agreements between Exogen and each of Drs. McLeod and Rubin, as amended. Incorporated by reference to Exhibit 10.5 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).

                  10.6 Form of Stock Restriction Agreement between Exogen and each of Drs. McLeod and Rubin and Messrs. Reisner, Ryaby, Talish, McBrayer, and Bohan. Incorporated by reference to Exhibit 10.6 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).

                  10.7 Form of Stock Purchase Agreement between Exogen and each of Messrs. Reisner, Ryaby, and Talish. Incorporated by reference to Exhibit 10.7 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).

                  10.8 Manufacturing Agreement dated January 20, 1994, between Exogen and Hi-Tronics Designs, Inc. Incorporated by reference to Exhibit 10.8 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).

                  10.9 Form of 1993 Stock Option Plan Option Agreement. Incorporated by reference to Exhibit 10.9 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).

                  10.10    [RESERVED]

                  10.11    [RESERVED]

                  10.12 Lease Agreement dated December 13, 1994, by and between Exogen and Siemens Medical Systems, Inc. Incorporated by reference to Exhibit 10.13 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).

                  10.13 License Agreement dated March 26, 1992, between AEI and Drs. McLeod and Rubin. Incorporated by reference to Exhibit 10.14 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).

                  10.14 SAFHS Agreement dated November 30, 1995, between Exogen and Teijin Limited. Incorporated by reference to Exhibit 10.14 to Exogen's Form 10-K for the year ended September 30, 1995.

                  10.15+ Mechanical-Stress Agreement dated November 30, 1995, between Exogen and Teijin Limited. Incorporated by reference to Exhibit 10.15 to Exogen's Form 10-K for the year ended September 30, 1995.

                  10.16 Employment Agreement dated March 1, 1997, between Exogen and Patrick A. McBrayer. Incorporated by reference to Exhibit 10.16 to Exogen's Form 10-Q for the second quarter ended March 31, 1997.

                  10.17 Severance Agreement, dated May 27, 1997, between Exogen and John Bohan. Incorporated by reference to
                           Exhibit 10.17 to Exogen's Form 10-K for the year ended September 30, 1997.

                  10.18 Common Stock Purchase Agreement, dated October 20, 1997, between Exogen and certain investors listed on
                           Schedule  1 thereto.  Incorporated  by  reference  to
                           Exhibit 10.18 to Exogen's Form 10-K for the year ended September 30, 1997.

                  10.19 Registration Rights Agreement, dated October 20, 1997, between Exogen and certain investors listed on
                           Schedule  1 thereto.  Incorporated  by  reference  to
                           Exhibit 10.19 to Exogen's Form 10-K for the year ended September 30, 1997.

                  10.20 The 1995 Stock Option / Stock Issuance Plan, as amended on November 14, 1997. Incorporated by reference to Exhibit 99.1 to Exogen's Form S-8 Registration Statement (Registration No. 333-51731).

                  10.21    The  Employee  Stock  Purchase  Plan,  as  amended on
                           November  14,  1997.  Incorporated  by  reference  to
                           Exhibit 99.9 to Exogen's Form S-8 Registration Statement (Registration No. 333-51731).

                  10.22++ Master Agreement, dated August 10, 1998, between Exogen and Smith & Nephew, Inc.

                  10.23+/ Common Stock Purchase Agreement, dated August 10, 1998, between Exogen and Smith & Nephew Holdings, Inc.

                  10.24** United States Sales Representative Agreement, dated August 10, 1998, between Exogen and Smith & Nephew, Inc. Incorporated by reference to Exhibit 10.24 to Exogen's Current Report on Form 8-K, dated August 10, 1998.

                  10.25** License Agreement, dated August 10, 1998, between Exogen and Smith & Nephew, Inc. Incorporated by reference to Exhibit 10.25 to Exogen's Current Report on Form 8-K, dated August 10, 1998.

                  10.26    Promissory  Note,  dated  October 6, 1998,  issued by
                           Exogen to Jonathan J. Kaufman. Incorporated by reference to Exhibit 10.1 to Exogen's Current Report on Form 8-K, dated September 30, 1998.

                  10.27 Promissory Note, dated October 6, 1998, issued by Exogen to Alessandro Chiabrera. Incorporated by reference to Exhibit 10.2 to Exogen's Current Report on Form 8-K, dated September 30, 1998.

                  10.28 Warrant to Purchase Common Stock, dated October 9, 1998, issued by Exogen to Alessandro Chiabrera. Incorporated by reference to Exhibit 10.3 to Exogen's Current Report on Form 8-K, dated September 30, 1998.

                  10.29 Registration Rights Agreement, dated October 9, 1998, by and between Exogen and Alessandro Chiabrera. Incorporated by reference to Exhibit 10.4 to Exogen's Current Report on Form 8-K, dated September 30, 1998.

                  10.30 Promissory Note, dated September 30, 1998, issued by Exogen to Pilla Consulting, Inc. Incorporated by reference to Exhibit 10.5 to Exogen's Current Report on Form 8-K, dated September 30, 1998.

                  10.31 Warrant to Purchase Common Stock, dated September 30, 1998, issued by Exogen to Arthur A. Pilla. Incorporated by reference to Exhibit 10.6 to Exogen's Current Report on Form 8-K, dated September 30, 1998.

                  10.32 Registration Rights Agreement, dated September 30, 1998, by and between Exogen and Arthur A. Pilla. Incorporated by reference to Exhibit 10.7 to Exogen's Current Report on Form 8-K, dated September 30, 1998.

                  10.33* Amendment to Employment Agreement, dated October 1, 1998, between Exogen and Patrick A. McBrayer.

                  21.1     List of  Subsidiary.  Incorporated  by  reference  to
                           Exhibit 21.1 to Exogen's Form 10-K for the year ended September 30, 1995.

                  23.1*    Consent of Arthur Andersen LLP.

                  27*      Financial Data Schedule.

                  99.1 Preferred Shares Rights Agreement, dated December 6, 1996, between Exogen and Registrar and Transfer Company, including the Certificate of Determination, the Form of Rights Certificate, and the summary of Rights attached thereto as Exhibits A, B, and C, respectively. Incorporated by reference to Exhibit
                           99.1 to Exogen's Form 10-K for the year ended September 30, 1996.

                  +  Confidential treatment has been granted.

                  *  This exhibit is filed herewith.

                  ** Exogen has applied for confidential treatment of portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                  +/ Confidential treatment of this exhibit has been withdrawn. The exhibit is refiled herewith in its entirety.

                  ++ This exhibit is refiled herewith pursuant to Exogen's request for confidential treatment.

(b)      Reports on Form 8-K:

                  On September 23, 1998, Exogen filed a report on Form 8-K in connection with a multi-year master agreement, dated August 10, 1998, under which Smith & Nephew obtained exclusive rights to market Exogen's SAFHS devices in the United States. Exogen filed under Item 7 as Exhibits 10.22 through 10.25 a master agreement, a common stock purchase agreement, a United States sales representative agreement, and a license agreement between Exogen and Smith & Nephew.

                  On October 19, 1998, Exogen filed a report on Form 8-K to report under Item 5 the settlement of all outstanding litigation in connection with claims by certain consultants to royalties from the sale of Exogen's SAFHS devices. Exogen filed under Item 7 as Exhibits 10.1 through 10.7 certain promissory notes, warrants, and registration rights agreements between Exogen and the former consultants.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXOGEN, INC.


By:   /s/ Patrick A. McBrayer                                  December 28, 1998
      --------------------------------------------------------------------------
      Patrick A. McBrayer, Chief Executive Officer, President, and Director


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

              Signature                                                                             Date
              ---------                                                                             ----
By:  /s/ John P. Ryaby                                                                       December 28, 1998
    ----------------------------------------------------------------------------
    John P. Ryaby, Chairman of the Board, Vice President, and Chief Scientific
    Officer

By:     /s/ Patrick A. McBrayer                                                              December 28, 1998
    ----------------------------------------------------------------------------
      Patrick A. McBrayer, Chief Executive Officer, President, and Director
      (Principal Executive Officer)

By:     /s/ Richard H. Reisner                                                               December 28, 1998
    ----------------------------------------------------------------------------
      Richard H. Reisner, Vice President, Chief Financial Officer, and Secretary
      (Principal Financial and Accounting Officer)

By:     /s/ Buzz Benson                                                                      December 28, 1998
    ----------------------------------------------------------------------------
      Buzz Benson, Director

By:     /s/ Donald J. Lothrop                                                                December 28, 1998
    ----------------------------------------------------------------------------
      Donald J. Lothrop, Director

By:     /s/ Peter C. Madeja                                                                  December 28, 1998
    ----------------------------------------------------------------------------
      Peter C. Madeja, Director

By:     /s/ David J. Ottensmeyer                                                             December 28, 1998
    ----------------------------------------------------------------------------
      David J. Ottensmeyer, Director

By:     /s/ Terence D. Wall                                                                  December 28, 1998
    ----------------------------------------------------------------------------
      Terence D. Wall, Director

                                  EXOGEN, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


1. FINANCIAL STATEMENTS

           Report of Independent Public Accountants.............................

           Consolidated Balance Sheets as of September 30, 1998 and 1997........

           Consolidated Statements of Operations for the years ended
                September 30, 1998, 1997, and 1996..............................

           Consolidated Statement of Changes in Stockholders' Equity
                for the years ended September 30, 1998, 1997, and 1996..........

           Consolidated Statements of Cash Flows for the years ended
                September 30, 1998, 1997, and 1996..............................

           Notes to Consolidated Financial Statements...........................


2. FINANCIAL STATEMENT SCHEDULES

           Schedule II--Valuation and Qualifying Accounts for the years ended
                September 30, 1998, 1997, and 1996..............................

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Exogen, Inc.:

         We have audited the accompanying consolidated balance sheets of Exogen, Inc. (a Delaware corporation) and subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of operations, statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of Exogen's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exogen, Inc. and subsidiary as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and financial statement schedules is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP

New York, New York
November 3, 1998

                                                   EXOGEN, INC.

                                            CONSOLIDATED BALANCE SHEETS
                                            ---------------------------
                                         (in thousands, except share data)
                                                                           September 30,
                                                                       ----------------------
                                                                         1998          1997
                                                                       --------      --------
                                ASSETS
Current assets:
    Cash and cash equivalents ....................................     $  9,833      $  4,018
    Short-term investments .......................................        5,749         4,526
    Accounts receivable, net of allowances of $4,349 and $1,786 in
         1998 and 1997, respectively .............................        2,703         3,384
    Inventories ..................................................          830         1,515
    Interest receivable ..........................................          119            60
    Other current assets .........................................          459           237
                                                                       --------      --------
                 Total current assets ............................       19,693        13,740
Furniture, fixtures and equipment, net ...........................          689           758
Other assets .....................................................          414           291
                                                                       --------      --------
                 Total assets ....................................     $ 20,796      $ 14,789
                                                                       ========      ========


                                         EXOGEN, INC.

                                  CONSOLIDATED BALANCE SHEETS
                                  ---------------------------
                               (in thousands, except share data)
                                                                           September 30,
                                                                       ----------------------
                                                                         1998          1997
                                                                       --------      --------
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .............................................     $    691      $    463
    Accrued liabilities ..........................................        2,903         2,178
    Accrued litigation settlement--current .......................          424          --
    Other current liabilities ....................................          150            57
                                                                       --------      --------
                 Total current liabilities .......................        4,168         2,698
Accrued litigation settlement--noncurrent ........................          331          --
                                                                       --------      --------
                 Total liabilities ...............................        4,499         2,698

Commitments and contingencies (Note 8)

Stockholders' equity:
    Preferred Stock, $0.0001 par value; 3,000,000 shares
         authorized in 1998 and 1997; no shares issued or
         outstanding .............................................         --            --
    Common Stock, $0.0001 par value; 27,000,000 shares
         authorized in 1998 and 1997; 12,703,718 shares issued
         and outstanding in 1998 and 9,998,140 shares issued
         and outstanding in 1997 .................................            1             1
    Additional paid-in capital ...................................       58,495        46,691
    Accumulated other comprehensive loss .........................         (288)         (275)
    Accumulated deficit ..........................................      (41,911)      (34,326)
                                                                       --------      --------
                 Total stockholders' equity ......................       16,297        12,091
                                                                       --------      --------
                 Total liabilities and stockholders' equity ......     $ 20,796      $ 14,789
                                                                       ========      ========

        The accompanying notes are an integral part of these consolidated financial statements.

                                                   EXOGEN, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       -------------------------------------
                                       (in thousands, except per share data)
                                                                   For the years ended September 30,
                                                                 ------------------------------------
                                                                   1998          1997           1996
                                                                 --------      --------      --------
Revenues:
     Product sales .........................................     $ 11,201      $  7,081      $  5,777
     Revenues from development agreements ..................          400           400         1,100
                                                                 --------      --------      --------
          Total revenues ...................................       11,601         7,481         6,877
                                                                 --------      --------      --------
Operating costs and expenses:
     Cost of product sales .................................        4,585         3,864         3,661
     Research and development ..............................        2,792         3,124         3,988
     Selling, general, and administrative ..................       11,885        12,291        11,030
     Nonrecurring charge for international doubtful accounts          800          --            --
                                                                 --------      --------      --------
           Total operating costs and expenses ..............       20,062        19,279        18,679
                                                                 --------      --------      --------

Operating loss .............................................       (8,461)      (11,798)      (11,802)

Other income (expense):
     Interest income, net ..................................          710           701         1,438
     License fee ...........................................        1,000          --            --
     Litigation settlement .................................         (851)         --            --
     Other, net ............................................           19           (51)         (224)
                                                                 --------      --------      --------
           Total other income, net .........................          878           650         1,214
                                                                 --------      --------      --------

Loss before income taxes ...................................       (7,583)      (11,148)      (10,588)

Provision for income taxes .................................            2             4          --
                                                                 --------      --------      --------

Net loss ...................................................     $ (7,585)     $(11,152)     $(10,588)
                                                                 ========      ========      ========

Basic net loss per common share ............................     $  (0.64)     $  (1.12)     $  (1.07)
                                                                 ========      ========      ========
Diluted net loss per common share ..........................     $  (0.64)     $  (1.12)     $  (1.07)
                                                                 ========      ========      ========

                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  -----------------------------------------------
                                                  (in thousands)


                                                   For the years ended September 30,
                                                  ------------------------------------
                                                    1998          1997          1996
                                                  --------      --------      --------
Net loss ....................................     $ (7,585)     $(11,152)     $(10,588)

Other comprehensive loss:
     Foreign currency translation adjustments          (13)         (253)          (11)
                                                  --------      --------      --------
          Total other comprehensive loss ....          (13)         (253)          (11)
                                                  --------      --------      --------

Comprehensive loss ..........................     $ (7,598)     $(11,405)     $(10,599)
                                                  ========      ========      ========



        The accompanying notes are an integral part of these consolidated financial statements.

                                                   EXOGEN, INC.

                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             ---------------------------------------------------------
                              For the Years Ended September 30, 1998, 1997, and 1996
                                                  (in thousands)
                                            Common Stock       Additional      Cumulative
                                        -------------------      Paid-in       Translation   Accumulated
                                        Shares      Amount       Capital       Adjustment      Deficit        Total
                                        ------      ------       -------       ----------      -------        -----
Balance, September 30, 1995........     9,850       $     1      $ 45,938       $     (11)    $(12,586)      $ 33,342

   Issuance of Common Stock........        39           -             245              -            -             245
   Exercise of stock options.......        20           -              37              -            -              37
   Amortization of
      nonemployee stock
      option compensation..........        -             -             52              -            -              52
   Net loss........................        -             -             -               -       (10,588)       (10,588)
   Other comprehensive
      loss--translation
      adjustment...................        -             -             -              (11)          -             (11)
                                       ------       -------      --------       ---------     --------       --------
Balance, September 30, 1996........     9,909             1        46,272             (22)     (23,174)        23,077

   Issuance of Common Stock........        57            -            205              -            -             205
   Exercise of stock options.......        32            -             12              -            -              12
   Sale of warrants................        -             -             20              -            -              20
   Amortization of
      nonemployee stock
      option and warrant
      compensation.................        -             -            182              -            -             182
   Net loss........................        -             -             -               -       (11,152)       (11,152)
   Other comprehensive
      loss--translation
      adjustment...................        -             -             -             (253)          -            (253)
                                       ------       -------      --------       ---------     --------       --------
Balance, September 30, 1997........     9,998             1        46,691            (275)     (34,326)        12,091

   Issuance of Common Stock........     2,688            -         11,578              -            -          11,578
   Exercise of stock options.......        18            -             10              -            -              10
   Issuance of warrants............        -             -             96              -            -              96
   Amortization of
      nonemployee stock
      option and warrant
      compensation.................        -             -            120              -            -             120
   Net loss........................        -             -             -               -        (7,585)        (7,585)
   Other comprehensive
      loss--translation
      adjustment...................        -             -              -             (13)          -             (13)
                                       ------       -------      --------       ---------     --------       --------
Balance, September 30, 1998........    12,704       $     1      $ 58,495       $    (288)    $(41,911)      $ 16,297
                                       ======       =======      ========       =========     ========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

                                                EXOGEN, INC.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    -------------------------------------
                                               (in thousands)

                                                                         For the years ended September 30,
                                                                       ------------------------------------
                                                                         1998          1997          1996
                                                                       --------      --------      --------
Cash flows from operating activities:
     Net loss ....................................................     $ (7,585)     $(11,152)     $(10,588)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization ..........................          393           394           330
          Amortization of net (discount) premium on short- and
               long-term investments .............................          (16)           72          (196)
          Amortization of nonemployee stock
               option/warrant compensation .......................          120           182            52
          Stock warrant expense--litigation settlement ...........          151          --            --
          Provision for losses on accounts receivable ............          304           250          --
          Nonrecurring charge for international
               doubtful accounts .................................          800          --            --
          Other adjustments ......................................          (82)            2            14
     Decrease (increase) in assets:
          Accounts receivable, net ...............................         (431)         (908)       (2,081)
          Interest receivable ....................................          (59)          142          (158)
          Inventories ............................................          685          (320)          311
          Other current assets ...................................         (137)          104          (131)
          Other assets ...........................................         (127)          (30)          (46)
     Increase (decrease) in liabilities:
          Accounts payable .......................................          220          (207)          162
          Accrued liabilities ....................................          719           577           637
          Litigation settlement liability ........................          700          --            --
          Other current liabilities ..............................           93           (52)          107
                                                                       --------      --------      --------
               Net cash used in operating activities .............       (4,252)      (10,946)      (11,587)
                                                                       --------      --------      --------
Cash flows from investing activities:
     Purchase of short- and long-term investments ................       (7,972)       (1,392)      (20,868)
     Proceeds from maturity of short- and long-term
       investments ...............................................        6,765         8,212        18,532
     Purchase of furniture, fixtures and equipment ...............         (318)         (165)         (411)
     Other investing activities ..................................         --            --               4
                                                                       --------      --------      --------
               Net cash (used in) provided by investing activities       (1,525)        6,655        (2,743)
                                                                       --------      --------      --------

                                                EXOGEN, INC.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    -------------------------------------
                                               (in thousands)

                                                                         For the years ended September 30,
                                                                       ------------------------------------
                                                                         1998          1997          1996
                                                                       --------      --------      --------
Cash flows from financing activities:
     Proceeds from exercise of stock options .....................           10            12            37
     Proceeds from sale of stock warrants ........................         --              20          --
     Proceeds from sale of Common Stock ..........................       11,578           205           245
     Principal payments under capital leases .....................         --             (15)          (14)
                                                                       --------      --------      --------
               Net cash provided by financing activities .........       11,588           222           268
                                                                       --------      --------      --------
Effect of exchange rate changes on cash and cash
   equivalents ...................................................            4           (28)            1
                                                                       --------      --------      --------

Net increase (decrease) in cash and cash equivalents .............        5,815        (4,097)      (14,061)
Cash and cash equivalents, beginning of year .....................        4,018         8,115        22,176
                                                                       --------      --------      --------
Cash and cash equivalents, end of year ...........................     $  9,833      $  4,018      $  8,115
                                                                       ========      ========      ========

        The accompanying notes are an integral part of these consolidated financial statements.

                                  EXOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business

         Exogen, Inc. ("Exogen"), was incorporated in New York in January 1992, was reincorporated in Delaware in February 1993, and began operations in March 1993. Exogen designs, develops, manufactures, and markets medical devices for the non-invasive treatment of musculoskeletal injury and disease. Exogen's proprietary ultrasound and mechanical-stress technologies deliver energy that promotes the growth, repair, and maintenance of bone. These technologies are based on the principle that bone growth is stimulated by mechanical force.

         Exogen's Sonic Accelerated Fracture Healing System ("SAFHS(R)") device utilizes mechanical force, produced by low-intensity ultrasound, to accelerate fracture healing for closed, cast-immobilized, fresh fractures of the lower leg and lower arm within the device's approved uses. The SAFHS device is small and portable, and is used by the patient once daily for 20 minutes. Exogen's Pre-Market Approval ("PMA") application for its first model, the SAFHS Model 2A, was approved by the U. S. Food and Drug Administration ("FDA") in October 1994. In May 1997, Exogen began commercial distribution of the second-generation SAFHS 2000(R) in the United States. The SAFHS 2000, which utilizes the same low-intensity ultrasound signal as does the SAFHS Model 2A, is entirely battery operated and is smaller and lighter than the SAFHS Model 2A for enhanced portability. The SAFHS device is the only medical device approved by the FDA for the acceleration of fresh-fracture healing of the lower leg and lower arm.

         Exogen markets and sells SAFHS devices in the United States and Europe and to a distributor in Japan:

         o Domestic. In August 1998, Exogen and Smith & Nephew, Inc. entered into multi-year agreements under which Smith & Nephew obtained exclusive rights to market Exogen's SAFHS devices in the United States. (See also Note 9, "License Fee; Agreements with Smith & Nephew, Inc.," for a further discussion.)

         o International. In 1995, Exogen established a German subsidiary, which sells SAFHS devices in Germany and several other countries, including Belgium, Holland, Israel, and the Scandinavian countries. In 1995, Exogen signed a development and distribution agreement with Teijin Limited ("Teijin"), which began to sell SAFHS devices in Japan in June 1998.

         Essentially all Exogen's product sales are generated from sales of the SAFHS device, and therefore, Exogen is subject to the risks associated with a single product. The majority of primary payors for significantly all Exogen's sales are third-party insurers, except for sales in Japan, where Exogen's sole customer/payor is its distributing partner, Teijin.

                                  EXOGEN, INC.

2.   Significant Accounting Policies

   Consolidated Financial Statements

         The consolidated financial statements include the accounts of Exogen, Inc. and its wholly owned subsidiary. These statements are prepared from records maintained in the country in which the enterprise is located. All intercompany transactions and balances are eliminated in consolidation.

         Exogen established a German subsidiary, Exogen (Europe) GmbH, in May 1995, and the subsidiary received final incorporation status in August 1995. The subsidiary began distributing the SAFHS device in Europe in fiscal 1996.

   Translation of Foreign Currency

         All assets and liabilities of Exogen's foreign operations are translated to U.S. dollars at year-end exchange rates, while the income statement is translated at average exchange rates in effect during the year. Translation adjustments are recorded as a component of stockholders' equity.

   Revenue Recognition and Cost of Sales

         Upon shipment of the SAFHS device, Exogen records revenue net of the following:

         o    allowances for returns of unused devices and

         o allowances for pricing adjustments, including those due to third-party payors limiting, modifying, or denying the amount charged for SAFHS therapy based on fee schedules or provisions within patients' insurance policies.

Revenue is recorded at time of shipment of the SAFHS device to the patient. The price is a one-time flat fee and does not vary based on the time required to heal a fracture.

         When revenue is recognized, Exogen classifies the related costs, including royalties and projected warranty costs, as cost of sales. Where reimbursement for the device is not available, no revenue is recognized, and the cost of the device is recorded as either:

         o selling, general, and administrative expense for a device provided as a professional courtesy to physicians; or

         o research and development expense for a device supplied for preliminary clinical studies.

                                  EXOGEN, INC.

   Cash and Cash Equivalents and Investments

         Exogen considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash, cash equivalents, and investments consist of the following (in thousands):

                                                                September 30,
                                                           ---------------------
                                                             1998          1997
                                                           -------       -------
Cash and cash equivalents
     Cash ..........................................       $ 1,158       $   205
     Money markets .................................         2,664         1,557
     Commercial paper ..............................         6,011         2,256
                                                           -------       -------
                                                             9,833         4,018
Short-term investments
     U.S. Agency notes .............................          --           1,000
     Corporate bonds ...............................         1,720         2,518
     Bank notes ....................................         2,400         1,008
     Commercial paper ..............................         1,629          --
                                                           -------       -------
                                                             5,749         4,526

Total cash, cash equivalents, and investments ......       $15,582       $ 8,544
                                                           =======       =======

         As of September 30, 1998 and 1997, these investments are classified as held to maturity and are stated at amortized cost, which approximates market.

   Accounts Receivable

         Accounts receivable is recorded net of accumulated allowances for (i) returns, (ii) pricing adjustments (see also "Revenue Recognition and Cost of Sales" discussed above), and (iii) bad debt. Management estimates these allowances based on historical returns, third-party reimbursement, and collection experience, and also considers changes in economic or other conditions that could affect the ability of third-party payors to meet their obligations.

         Bad debt expense is classified as a "Selling, general, and administrative expense," and was $304,000 for fiscal 1998 and $250,000 for fiscal 1997. In addition, in 1998 Exogen recorded an $800,000 nonrecurring charge for international doubtful accounts. No bad debt expense was recorded prior to fiscal 1997; instead, Exogen recorded accounts receivable allowances in the aggregate as revenue reserves. Because the SAFHS device was new and marketed only since October 1994, and because historical data segregating the allowances were not available, Exogen could not segregate, prior to fiscal 1997, the total of the allowances discussed above into three components.

                                  EXOGEN, INC.

         Of the $2.7 million in "Accounts Receivable, net" at September 30, 1998, approximately 14% was derived from Exogen's operations in Europe, principally Germany, where Exogen has received limited local reimbursement on a case-by-case basis. (See Note 10, "Nonrecurring Charge for International Doubtful Accounts," for a further discussion of international accounts receivable.)

   Inventories

         Inventories are stated at the lower of cost or market on a first-in, first-out basis.

   Furniture, Fixtures and Equipment

         Furniture, fixtures and equipment are recorded at cost. Depreciation is computed using the straight-line method over the related assets' estimated useful lives, which range from two to five years. Leasehold improvements are recorded at cost, and are amortized using the straight-line method over the useful life of the asset or the lease term, whichever is shorter. Management reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets might not be recoverable. Exogen has determined that, as of September 30, 1998, no long-lived assets have been impaired.

   Patent Costs

         Exogen expenses costs relating to the development of patents as incurred.

   Advertising Costs

         Exogen expenses advertising costs as incurred. Advertising expense was $224,000 in fiscal 1998, $396,000 in fiscal 1997, and $169,000 in fiscal 1996.

   Income Taxes

         Deferred income taxes are provided for temporary differences between the financial-statement bases and the tax bases of assets and liabilities. The taxes recognized are calculated by multiplying the temporary differences by the tax rates that, according to current tax regulations, will be effective when the differences are expected to reverse.

   Net Loss Per Common Share

         Effective fiscal 1998, Exogen adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which requires the presentation of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net loss by the weighted-average common shares outstanding for the period. Diluted earnings per share includes options and warrants, if dilutive. As Exogen has recorded losses during all periods presented, the options and warrants are antidilutive, and therefore, are not included in the calculation of diluted earnings per share. Accordingly, Exogen's basic and diluted net loss per share do not differ for any period presented.

                                  EXOGEN, INC.

The weighted-average number of shares used in the calculation of basic and diluted net loss per share is as follows:

                                                               Years Ended September 30,
                                                       ----------------------------------------
                                                          1998           1997           1996
                                                       ----------      ---------      ---------
Weighted-average shares outstanding ...............    11,860,399      9,945,885      9,874,936

Net loss per share under the provisions of SFAS 128 for periods prior to fiscal 1998 did not differ from the net loss per share as reported in those prior periods.

The following table summarizes securities that were outstanding as of September 30, 1998, 1997 and 1996, but not included in the calculation of diluted net loss per share because such shares are antidilutive:

                                                   September 30,
                                 -----------------------------------------------
                                   1998                 1997               1996
                                 ---------            -------            -------
Options ...............          1,124,635            632,973            490,037
Warrants ..............            180,000            100,000               --

   Stock-Based Compensation

         Accounting for stock options issued to employees and nonemployee directors and stock issued pursuant to Exogen's employee stock purchase plan is based upon the "intrinsic value" method set forth in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," with supplemental pro forma disclosures of "fair value" as required by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

         The "fair value" method of accounting is used for stock options and warrants issued to consultants. The fair value is calculated using an option pricing model, and the resultant compensation is recognized over the shorter of the vesting period or the service period.

   Management's Use of Significant Estimates

         To prepare financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions that affect:

         o the reported amounts of assets and liabilities at the date of the financial statements and

         o the reported amounts of revenues and expenses during the reported period.

                                  EXOGEN, INC.

Specifically, the accounts receivable and revenue of Exogen have been reduced by an estimated reserve for returns and disallowed amounts; additionally, the accounts receivable has been reduced by an estimated reserve for bad debts. Also, Exogen's inventory consists primarily of high-technology finished goods subject to management's estimates as to the need of obsolescence reserves. Actual results could differ from those estimates.

   Recent Pronouncements

         Effective fiscal 1998, Exogen adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements.

         Effective fiscal 1998, Exogen also adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." (See Note 3, "Segment Information," for the disclosures so required.)

   Reclassification

         Certain prior year amounts have been reclassified to conform with the current year's presentation.


3.   Segment Information

         Effective fiscal 1998, Exogen adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders.

                                  EXOGEN, INC.

         In May 1995, Exogen began operations outside the United States by establishing a German subsidiary, Exogen (Europe) GmbH, which sells SAFHS devices in Europe. In March 1998, Exogen began selling SAFHS devices to Teijin Limited, the distributor responsible for SAFHS sales in Japan. Exogen operates in one line of business and, therefore, identifies its reportable business segments on the basis of geography.

         For fiscal 1998, 1997, and 1996, segment profit and loss, certain revenue and expense items, and segment assets are as follows (in thousands):

                                                          Years Ended September 30,
                                                     -----------------------------------
                                                       1998         1997          1996
                                                     --------     --------      --------
Revenues from external customers:
     United States .............................     $  9,040     $  5,781      $  4,990
     Europe ....................................          737        1,300           787
     Japan .....................................        1,424         --            --
Intersegment revenues:
     United States .............................          539        1,219         1,194
     Europe ....................................         --           --            --
     Japan .....................................         --           --            --
Interest income (expense), net:
     United States .............................          710          705         1,439
     Europe ....................................         --             (4)           (1)
     Japan .....................................         --           --            --
Provision for income taxes:
     United States .............................            2            4          --
     Europe ....................................         --           --            --
     Japan .....................................         --           --            --
Depreciation and amortization:
     United States .............................          386          386           330
     Europe ....................................            7            8          --
     Japan .....................................         --           --            --
Provision for losses on accounts receivable:
     United States .............................          304          180          --
     Europe ....................................          800           70          --
     Japan .....................................         --           --            --
Segment (loss) profit:
     United States .............................       (5,881)     (10,061)       (9,983)
     Europe ....................................       (2,083)      (1,091)         (605)
     Japan .....................................          379         --            --
Segment assets (as of September 30):
     United States .............................       20,084       13,041        24,449
     Europe ....................................          712        1,748         1,062
     Japan .....................................         --           --            --
Expenditures for additions to long-lived assets:
     United States .............................          314          141           409
     Europe ....................................            4           24             2
     Japan .....................................         --           --            --

                                  EXOGEN, INC.

         Management   assesses  segment   performance   excluding   intersegment
transactions. Therefore, in the segment disclosures above, the total of the segments equals that disclosed on a consolidated basis.

         Intersegment export sales of U.S.-produced goods are based on established sales prices between the related segments, and are eliminated in reporting consolidated results. In computing segment profit or loss, management does not allocate general corporate expenses or interest.

         Segment assets for Europe and Japan are those that directly relate to operations. United States assets consist of all other assets of Exogen, including unallocated assets.

         All Exogen's sales in the Japanese segment are to Teijin, Exogen's only
major  customer.   Otherwise,   sales  are  to  patients,  and  essentially  all
collections on these sales are from third-party payors.


4.   Development Agreement Revenues

         Exogen recorded revenues of $400,000 in fiscal 1998, $400,000 in fiscal 1997, and $1.1 million in fiscal 1996, related to development agreements with Teijin Limited, a Japanese corporation. These development agreements cover two of Exogen's technologies: (i) the SAFHS device and (ii) the mechanical-stress device under development to treat the loss of bone mass associated with osteoporosis. Except for $300,000 recorded in fiscal 1996 related to the mechanical-stress technology, the recorded revenues related to the SAFHS technology.

         The SAFHS agreement provides for nonrefundable milestone payments to Exogen for Teijin's development of the product for launch in Japan. Exogen is responsible for manufacturing and supplying SAFHS devices to Teijin for clinical trials and sales in Japan, while Teijin is responsible for complying with the regulatory requirements and for marketing and distributing the SAFHS device in Japan. In the quarter ended June 30, 1998, Teijin announced that the Japanese Health and Welfare Ministry had approved reimbursement for the SAFHS, which was the final approval needed to begin commercial distribution of the SAFHS. Consequently, Teijin paid Exogen the final milestone payment covering the SAFHS development agreement.

         The mechanical-stress agreement provides for nonrefundable milestone payments to Exogen that will support, in part, Exogen's clinical trials in the United States in exchange for a first option in favor of Teijin to negotiate a development and distribution agreement for this device for the Japanese market.

5.   Inventories

         Inventories consist of the following (in thousands):

                                                             September 30,
                                                       -------------------------
                                                        1998               1997
                                                       ------             ------
Finished goods ...........................             $  576             $1,218
Parts and components .....................                254                297
                                                       ------             ------
                                                       $  830             $1,515
                                                       ======             ======


6.   Furniture, Fixtures and Equipment, Net

         Furniture,   fixtures  and  equipment  consist  of  the  following  (in thousands):

                                                               September 30,
                                                         ----------------------
                                                           1998           1997
                                                         -------        -------
Furniture, fixtures and equipment ................       $ 1,811        $ 1,573
Leasehold improvements ...........................            84             80
                                                         -------        -------
                                                           1,895          1,653
Accumulated depreciation and amortization ........        (1,206)          (895)
                                                         -------        -------
                                                         $   689        $   758
                                                         =======        =======

         The related depreciation and amortization expense was $389,000 in fiscal 1998, $383,000 in fiscal 1997, and $319,000 in fiscal 1996.

                                  EXOGEN, INC.

7.   Accrued Liabilities

         Accrued liabilities consist of the following (in thousands):

                                                              September 30,
                                                        ------------------------
                                                         1998              1997
                                                        ------            ------
Compensation and benefits ..................            $  944            $  637
Royalties ..................................               216               103
Taxes other than income ....................               782               446
Warranty expenses ..........................               157               156
Research and development ...................               337               312
Other ......................................               467               524
                                                        ------            ------
                                                        $2,903            $2,178
                                                        ======            ======


8.   Commitments and Contingencies

         Exogen leases a facility in Piscataway, New Jersey; the lease commenced May 1995 and has a remaining term of three years. The length of the lease is subject to adjustment, under certain conditions, as defined in the lease agreement.

         The approximate minimum annual rentals for the above-mentioned lease are as follows (in thousands):

                                                                 Operating Lease
                                                                 ---------------
         1999....................................................   $   391
         2000....................................................       396
         2001....................................................       402
                                                                    -------
                                                                    $ 1,189
                                                                    =======

         Rent expense was $468,000 in fiscal 1998, $493,000 in fiscal 1997, and $353,000 in fiscal 1996.

         On March 1, 1993, Exogen purchased certain assets related to the SAFHS ultrasound technology from Interpore Orthopaedics, Inc. ("Interpore") under the terms of an asset purchase agreement. Concurrently, Exogen acquired a license to the initial ultrasound United States patent for bone healing under an agreement dated March 1, 1993 (the "License Agreement"). Under the terms of the asset purchase agreement, Exogen is obligated to make royalty payments to Interpore based upon net revenues from sales of devices covered by the initial ultrasound U.S. patent. Royalty expense was $677,000 in fiscal 1998, $417,000 in fiscal 1997, and $346,000 in fiscal 1996.

                                  EXOGEN, INC.

         Exogen's SAFHS device is currently both manufactured by Exogen and produced by a contract manufacturer. The agreement between Exogen and this manufacturer is documented by specific purchase orders, effective through December 1999, and covers anticipated requirements. As of September 30, 1998, these purchase orders amounted to commitments of approximately $1.8 million.

         In March 1996, Exogen settled a legal action brought against Exogen on March 15, 1995, by a former sales representative of Exogen. This settlement was recorded in "Other expense, net."

   Litigation Settlement

         In September 1998, Exogen recorded an $851,000 charge representing the settlement of litigation in connection with claims concerning rights to certain royalties on the sale of SAFHS devices. The claims were brought against Exogen by former consultants to Interpore Orthopedics, the company from which Exogen purchased certain SAFHS ultrasound assets at the time of Exogen's formation. The $851,000 charge includes:

         o    a noncash warrant, valued at $96,000, issued in September 1998;

         o    a noncash warrant, valued at $55,000, issued in October 1998; and

         o    a $700,000 cash payment, outstanding at September 30, 1998.


9. License Fee; Agreements with Smith & Nephew, Inc.

         On August 10, 1998, Exogen entered into a multi-year master agreement, a U.S. sales representative agreement, and a stock purchase agreement with Smith & Nephew, Inc., a leading worldwide healthcare company specializing in tissue repair. Terms of the agreements include the following:

         Right to Market SAFHS in the United States. Smith & Nephew obtained exclusive rights to market SAFHS devices in the United States, and Exogen transferred its existing U.S. sales and distribution organization to Smith & Nephew. The U.S. sales representative agreement has a term of 10 years, but may be terminated by mutual agreement of Exogen and Smith & Nephew, or by either party in the event of a material default by the other party. Exogen's field sales representatives became Smith & Nephew employees, and Exogen assigned all of its contracts with independent sales agents and distributors to Smith & Nephew.

         Payment of License Fee. Smith & Nephew paid to Exogen a nonrefundable fee of $1 million that granted Smith & Nephew (i) the exclusive marketing rights in the United States and (ii) a nonexclusive license to the intellectual property rights that cover the SAFHS technology. This license also allows Smith & Nephew to manufacture the SAFHS device should Exogen fail to supply the device, subject to certain terms and conditions. Because the payment was nonrefundable, and because there are no further obligations on behalf of Exogen with regard to the payment, Exogen recorded the entire $1 million fee in fiscal 1998 as "License fee."

                                  EXOGEN, INC.

         Purchase of Common Stock. Smith & Nephew paid $4.1 million (or $5.00 per share) to purchase 820,000 shares of Exogen's common stock at the closing. On the closing date, the fair market value of Exogen's common stock was $3.625 per share. A registration statement is pending with the Securities and Exchange Commission to register these shares.

         Worldwide Distribution Option. Smith & Nephew has an option to acquire exclusive worldwide distribution rights (except Japan) to the SAFHS device. Smith & Nephew has a three-year period in which to exercise its worldwide distribution option. If this option is exercised, Smith & Nephew is required to make certain payments to Exogen during the first year of the worldwide distribution agreement.

         Prior to the exercise or expiration of the worldwide distribution option, Exogen is required to notify Smith & Nephew if Exogen desires to distribute and market SAFHS devices in a country in which it does not have a sales representative, distribution, or similar agreement in effect. During the 60 days following receipt of such notice, Smith & Nephew has the exclusive right to negotiate with Exogen a distribution agreement in that country.

         Option to Purchase Additional Common Stock. Under certain circumstances, Smith & Nephew has a one-time right to purchase from Exogen additional shares of Exogen's common stock, up to 19% (including the shares already acquired by Smith & Nephew) of the outstanding shares of Exogen's common stock, after giving effect to the shares issuable upon exercise of the right. The stock purchase right is available only if Smith & Nephew exercises its worldwide distribution option. In addition, the right can be exercised only once during the two-year period following the exercise of the worldwide distribution option. The price per share to be paid would equal the stock's average fair market value for the 20 days ending on the third trading day immediately preceding the date Smith & Nephew announces, to Exogen, its election to exercise the stock purchase option.

         Option to Purchase and Distribute SAFHS Inventory in the United States. Smith & Nephew has an option to assume additional responsibilities related to the purchase and distribution of SAFHS inventory in the United States. The option, if elected, cannot become effective until August 2000, and is subject to the following:

         o a definitive agreement specifying, in detail, the obligations of each party; and

         o payments to Exogen over a one-year period for exercising the option.

         The exercise by Smith & Nephew of this option and of the worldwide distribution option could result in potential additional aggregate payments to Exogen of $5.0 million.

         Rights of First Negotiation. Smith & Nephew has certain rights of first negotiation through August 2008 in the following areas:

         o Exogen's ultrasound or mechanical-stress therapies, or any new applications of such therapies; and

         o a merger, a sale of substantially all of Exogen's assets, or other similar transaction.

If Exogen desires to enter into an agreement of any kind with a third party in connection with such areas, Exogen must give Smith & Nephew notice of Exogen's intent to enter into such an agreement. After receiving such notice, Smith & Nephew has the nonexclusive right to negotiate with Exogen regarding the proposed transaction for a period of 45 days. During that period, Exogen cannot execute a letter of intent or definitive agreement with any other person or entity. If Smith & Nephew does not issue a letter of intent on the proposed transaction within that 45-day period, Exogen can proceed with the third party.


10.   Nonrecurring Charge for International Doubtful Accounts

         The operating loss for fiscal 1998 includes an $800,000 nonrecurring charge, recorded in the three months ended March 31, 1998, to write down certain international accounts receivable--primarily in Germany--that exceeded 180 days outstanding. The nonrecurring charge was precipitated by a German Supreme Social Court ruling made available to Exogen in the quarter ended March 31, 1998. The ruling stated that reimbursement under the Bundesausschuss system (the German federal organization that establishes medical reimbursement policy for outpatient healthcare providers) for new medical therapies could occur only if the new therapy was part of the official book of therapies of the Bundesausschuss. Prior to this ruling, Exogen relied on a 1995 German Supreme Social Court ruling that established that new medical therapies must be reimbursed under the pre-Bundesausschuss system if (i) treatment was proven effective and economical and (ii) treatment did not exceed the scope of what was necessary. Exogen believed the clinical effectiveness of the SAFHS device and the device's economic benefits would satisfy the requirements of the 1995 ruling. However, based on the later ruling and the fact that the SAFHS therapy is not part of the official book of therapies, Exogen recorded the nonrecurring charge.

         To assist in the collection of outstanding claims and to expedite the reimbursement process on future claims, Exogen is seeking nationwide approval by the Bundesausschuss. To this end, in August 1997, Exogen submitted a formal application to the National Krankenkasse (the predecessor to the Bundesausschuss). The application process includes scientific and economic assessments. In August 1998, the Minister of Health accepted the recommendation of the Bundesausschuss not to approve national reimbursement for SAFHS therapy. Exogen is appealing the Minister of Health's decision through administrative and legal channels, but has been delayed by the November 1998 election of a new government and concurrent appointment of a new Minister of Health. Exogen has also filed a lawsuit against the Bundesausschuss to challenge its decision. Both actions are being actively pursued at this time.

         Because there is no nationwide reimbursement approval for the SAFHS device by the Bundesausschuss, Exogen has adopted the policy that, since September 1997, for each prescription submitted to Exogen in Germany, Exogen ships the SAFHS device only after receiving reimbursement approval for that device. This preapproval involves a case-by-case review by a local reimbursement authority, which has the discretion to reimburse for the device regardless of the decision of the Bundesausschuss. The local decision is based on data supplied by Exogen and the prescribing physician.

                                  EXOGEN, INC.

11.   Stock Option Plans and Stockholders' Equity

   Stock Option / Stock Issuance Plans

         Exogen's 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") was adopted by the Board of Directors and stockholders as of May 25, 1995, for the purpose of attracting and retaining the services of selected employees (including officers and directors) and consultants. The Plan is the successor equity incentive program to Exogen's 1993 Stock Option Plan (the "1993 Plan"), and options outstanding under the 1993 Plan were incorporated into the 1995 Plan. The 1995 Plan provides for options designated as either nonqualified or incentive stock options with a term of no more than 10 years. The 1995 Plan became effective with the Initial Public Offering and will terminate on April 30, 2005, unless sooner terminated by the Board of Directors. A total of 1,350,000 shares of common stock has been authorized for issuance under the 1995 Plan, and 155,611 shares remain available for future grant as of September 30, 1998.

         The 1995 Plan is divided into four separate components:

         o the Discretionary Option Grant Program, under which employees, nonemployee directors (other than the members of the Compensation Committee), and consultants may, at the discretion of the plan administrator, be granted options to purchase shares of common stock at an exercise price of not less than the fair market value of the common stock on the grant date, and under which stock appreciation rights may be issued that will allow the holders to surrender their outstanding options for an appreciation distribution, in cash or common stock, from Exogen;

         o the Stock Issuance Program, under which such persons may, in the plan administrator's discretion, be issued shares of common stock directly, through the purchase of such shares at a price not less than the fair market value of the common stock at the time of issuance or as a bonus tied to the performance of services;

         o the Salary Investment Option Grant Program, under which selected officers and other key executives may elect to have a portion of their base salaries applied each year to the acquisition of options to purchase shares of common stock at an aggregate discount from the then fair market value equal to their salaries' investment; and

         o the Automatic Option Grant Program, under which option grants will automatically be made at periodic intervals to eligible nonemployee directors to purchase shares of common stock at an exercise price equal to 100% of the fair market value of the common stock on the grant date.

                                  EXOGEN, INC.

         Stock option activity pursuant to the 1995 Plan is summarized as follows:

                                                                    Weighted-                             Weighted-
                                                                      Average            Shares             Average
                                                  Shares          Exercise Price      Exercisable       Exercise Price
                                                  ------          --------------      -----------       --------------
Balance at September 30, 1995..............        349,300           $  4.98            15,999               $0.02
     Granted...............................        173,250           $ 15.27
     Exercised.............................        (19,989)          $  1.84
     Canceled/Forfeited....................        (12,524)          $  4.49
                                                 ---------
Balance at September 30, 1996..............        490,037           $  8.76            86,417               $6.71
     Granted...............................        450,175           $  4.17
     Exercised.............................        (31,952)          $  0.39
     Canceled/Forfeited...................        (275,287)          $ 11.89
                                                 ---------
Balance at September 30, 1997..............        632,973           $  4.55           119,124               $5.21
     Granted...............................        658,250           $  3.71
     Exercised.............................        (17,688)          $  0.56
     Canceled/Forfeited....................       (148,900)          $  7.18
                                                 ---------
Balance at September 30, 1998..............      1,124,635           $  3.77           254,055               $3.95
                                                 =========

         In fiscal 1998, an option to purchase 100,000 of Exogen's common stock was issued to Exogen's President. The option vests in four consecutive, equal annual installments starting July 2003; however, the vesting of these options is subject to acceleration in full as of the close of the first fiscal quarter in which Exogen achieves quarterly profitability (as defined under the option agreement).

         During fiscal 1998 and 1997, stock options to purchase 48,500 and 148,000 shares of common stock, which were previously issued to certain consultants and employees with a weighted-average exercise price per share of $11.12 and $14.96, respectively, were canceled and reissued at the fair market value of Exogen's common stock on the date of reissuance. The weighted-average exercise price of the reissued options was $4.18 in fiscal 1998 and $4.15 per share in fiscal 1997, and the vesting period of these options commenced from the reissuance date.

         Except for the option issued to the President as discussed above, options generally become exercisable in ratable installments over two- to five-year periods from the date of grant. In the opinion of management, all options were issued at the fair market value of Exogen's common stock on the date of grant, including those issued to the President.

         The  following  table  summarizes   information   about  stock  options
outstanding at September 30, 1998:

                                                     Options Outstanding                    Options Exercisable
                                                     -------------------                    -------------------
                                                   Weighted-
                                 Shares             Average           Weighted-           Shares            Weighted-
                               Outstanding         Remaining           Average          Exercisable          Average
         Range of                  at             Contractual         Exercise              at              Exercise
     Exercise Prices         Sept. 30, 1998           Life              Price         Sept. 30, 1998          Price
     ---------------         --------------           ----              -----         --------------          -----
      $0.02 - $0.60                92,935         6.05 years          $  0.39             63,248            $  0.31
      $2.50 - $2.50               150,000         9.92 years          $  2.50                  -            $   -
      $3.00 - $3.00                89,000         9.77 years          $  3.00                  -            $   -
      $3.50 - $3.50                30,400         8.64 years          $  3.50              9,600            $  3.50
      $4.00 - $4.00               229,175         8.29 years          $  4.00             74,245            $  4.00
      $4.13 - $4.31               378,000         9.47 years          $  4.29             25,500            $  4.24
      $4.50 - $4.75               112,000         8.33 years          $  4.73             47,313            $  4.71
      $5.13 - $5.50                21,500         7.35 years          $  5.39             17,690            $  5.37
      $8.00 - $25.50               21,625         7.14 years          $ 12.64             16,459            $ 13.89
                                ---------                                                -------
      $0.02 - $25.50            1,124,635         8.81 years          $  3.77            254,055            $  3.95
                                =========                                                =======

         There were no direct issuances of common stock or stock appreciation rights under the 1995 Plan as of September 30, 1998.

   Employee Stock Purchase Plan

         Exogen's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and stockholders as of May 25, 1995. The Purchase Plan, which is in accordance with Section 423 of the Internal Revenue Code, is designed to allow eligible employees of Exogen and participating subsidiaries to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 10% of the participant's total cash earnings in each semi-annual period, and the purchase price per share will be eighty-five percent (85%) of the lower of (i) the fair market value of the common stock on the participant's date of entry into the offering period or
(ii) the fair market value on the semi-annual purchase date. The Purchase Plan will terminate upon the earliest of the following:

         o    the last business day in July 2005;

         o the date on which all shares available for issuance under the Purchase Plan have been sold pursuant to purchase rights exercised under the Purchase Plan; or

         o the date on which all purchase rights are exercised in connection with a Corporate Transaction as defined in the Purchase Plan.

         A total of 350,000 shares of common stock has been reserved for issuance under the Purchase Plan. Shares of stock issued pursuant to the Purchase Plan during fiscal 1998 was 68,871, fiscal 1997, 56,996, and fiscal 1996, 38,944, at weighted-average purchase prices per share of $3.11 during fiscal 1998, $3.60 during fiscal 1997, and $6.47 during fiscal 1996. As of September 30, 1998, 185,189 shares remained available for future grant under the Purchase Plan.

   Stock Warrants

         In September 1997, Exogen and a consultant entered into an advisory agreement whereby the consultant acquired a warrant (at a cost of $0.20 per share) to purchase up to 100,000 shares of Exogen's common stock at an exercise price of $4.50 per share. The warrant is fully vested and immediately exercisable and expires five years after issuance, subject, however, to expiration on November 1, 1998, in the event that Exogen does not, by July 31, 1998, consummate a strategic partnering transaction relating to the commercialization of certain of Exogen's non-invasive technologies (each a "Strategic Partnering Transaction"). Further, for each of the three Strategic Partnering Transactions described in the advisory agreement and subsequently entered into by Exogen, the consultant will receive a warrant (at no cost) to purchase 75,000 shares of Exogen's common stock at an exercise price of $4.50 per share (the "Transaction Warrant"). Such Transaction Warrants, if issued, would expire five years after issuance. As of September 30, 1998, the warrant to purchase 100,000 shares was not exercised and no additional warrants were due to the consultant. In November 1998, the warrant was unexercised and expired, and Exogen subsequently terminated the advisory agreement. For one year from the date of termination, the consultant remains eligible to receive two Transaction Warrants subject to the consummation, if any, of certain strategic partnerships.

         In September  1998, in conjunction  with a litigation  settlement  (see
Note 10, "Nonrecurring Charge for International Doubtful Accounts"), Exogen issued a warrant (at no cost) to one party in the settlement to purchase up to 80,000 shares of Exogen's common stock at an exercise price of $3.12 per share. The warrant is fully vested and immediately exercisable and expires in July 2003. In October 1998, in connection with the same litigation settlement, Exogen issued an additional warrant to another party in the settlement to purchase up to 45,000 shares of Exogen's common stock, under the same terms and conditions.

   Fair Value Disclosures

         Stock options granted to employees (and nonemployee directors) are set at the closing price of Exogen's common stock on the date of grant, and the related number of shares granted are fixed at that point in time. Therefore, under the principles of APB 25, Exogen does not recognize compensation expense associated with the grant of such options. Additionally, under provisions of APB 25, employee stock purchase plans such as Exogen's do not require the recognition of compensation expense. However, under the provisions of SFAS 123, Exogen is required to use an option valuation model to provide supplemental pro forma information regarding options granted and stock issued under the employee stock purchase plan after September 30, 1995.

         Stock options and warrants issued to consultants and warrants issued in connection with the litigation settlement are accounted for under SFAS 123. Compensation expense recognized for such options and warrants was $271,000 in fiscal 1998, $182,000 in fiscal 1997, and $52,000 in fiscal 1996.

         The fair value of all options and warrants was estimated at the date of
grant  using  the   Black-Scholes   option  pricing  model  with  the  following
weighted-average assumptions for fiscal 1998, 1997, and 1996, respectively:

         o    risk-free interest rates of 5.34%, 6.13%, and 5.67%;

         o    dividend yields of 0%, 0%, and 0%;

         o volatility factors for the expected market price of Exogen's common stock of 41.0%, 38.4%, and 40.6%; and

         o expected lives of the options of 3.55 years, 3.55 years, and 4.44 years.

These  assumptions  resulted in  weighted-average  fair values of $1.33  (fiscal
1998), $1.45 (fiscal 1997), and $6.17 (fiscal 1996) per share for stock options and warrants granted to employees (and nonemployee directors) and consultants.

         The fair value of shares under Exogen's employee stock purchase plan was estimated at the subscription date (i.e., "enrollment" date) of participants into the respective offering periods under the purchase plan. The estimate was based upon a Black-Scholes option pricing model with the following weighted-average assumptions for purchase periods during fiscal 1998, 1997, and 1996, respectively:

         o    risk-free interest rates of 6.05%, 6.05%, and 5.48%;

         o    dividend yields of 0%, 0%, and 0%;

         o volatility factors for the expected market price of Exogen's common stock of 36.4%, 37.0%, and 50.1%; and

         o    expected term length of 1.96 years, 1.94 years, and 1.17 years.

         Pro forma information regarding net loss and net loss per share, as shown below, was determined as if Exogen had accounted for its employee stock options and shares sold under its employee stock purchase plan under the fair value method of SFAS 123. For purposes of pro forma disclosures, the estimated fair value is amortized over the applicable vesting periods. Since the SFAS 123 method of accounting has not been applied during fiscal years prior to October 1, 1995, the resulting pro forma compensation expense might not be representative of that to be expected in future years. Exogen's pro forma information is as follows (in thousands, except per share information):

                                  EXOGEN, INC.

                                                     Years Ended September 30,
                                            -----------------------------------------
                                               1998           1997            1996
                                            ---------      ----------      ----------
Net loss:
     As reported ......................     $  (7,585)     $  (11,152)     $  (10,588)
     Pro forma ........................     $  (7,968)     $  (11,370)     $  (10,733)

Net loss per share (basic and diluted):
     As reported ......................     $   (0.64)     $    (1.12)     $    (1.07)
     Pro forma ........................     $   (0.67)     $    (1.14)     $    (1.09)

   Restricted Stock Agreements

         All holders of common stock issued prior to Exogen's initial public offering entered into restricted stock purchase agreements that grant certain repurchase rights to Exogen upon the sale, assignment, transfer, encumbrance, or other disposition of Exogen's shares or upon termination of service with Exogen. The repurchase rights terminate over time with respect to any and all shares in which the purchaser's interest has vested. As of September 30, 1998, all shares of common stock issued prior to the initial public offering had vested.

   The Stockholder Rights Plan

         Exogen's Second Amended and Restated Certificate of Incorporation, dated July 25, 1995, grants the Board of Directors the authority to issue up to 3,000,000 shares of preferred stock of Exogen, $0.0001 par value per share (the "Preferred Stock"), in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders.

         Effective December 6, 1996, pursuant to a Preferred Shares Rights Agreement (the "Rights Agreement") between Exogen and Registrar and Transfer Company, as Rights Agent (the "Rights Agent"), Exogen's Board of Directors declared a dividend of one right (a "Right") to purchase one one-hundredth share of Exogen's Series A Participating Preferred Stock ("Series A Preferred") for each outstanding share of common stock of Exogen. The dividend was payable on December 19, 1996 (the "Record Date"), to stockholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from Exogen one one-hundredth of a share of Series A Preferred at an exercise price of $30.00 (the "Purchase Price"), subject to adjustment in the event Exogen declares a dividend on the common stock payable in common stock, subdivides the number of outstanding shares of common stock into a larger number of such shares, or combines the number of outstanding shares of common stock into a smaller number of such shares, among other circumstances. In addition, under certain circumstances described more fully in the Rights Agreement, the Rights may become exercisable for a number of shares of common stock having a value equal to two times the Purchase Price.

                                  EXOGEN, INC.

         The Rights will expire December 19, 2006, which should give Exogen adequate time to determine whether any further protection is required. The Rights may be redeemed by Exogen at the direction of the Board of Directors at one cent per Right prior to 10 business days after the accumulation, through open-market purchases, a tender offer, or otherwise, of 15% or more of the combined number of Exogen's shares of common stock by a single acquirer or group, and thereafter in certain circumstances. Thus, the Rights should not interfere with any merger or business combination approved by the Board of Directors prior to that time.


12.  Income Taxes

         As a result of the losses generated, Exogen has no provision for income taxes. Exogen has recorded a full valuation allowance against its deferred tax assets, because realizability of such asset is predicated upon Exogen's achieving profitability. The change in valuation allowance was $3,704,000 during fiscal 1998, $5,050,000 during fiscal 1997, and $3,478,000 during fiscal 1996.

         The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax asset and their approximate tax effects are as follows (in thousands):

                                                          September 30,   September 30,
                                                               1998           1997
                                                             --------      --------
Deferred Tax Asset:
    Start-up costs .....................................     $    244      $    488
    Research and development costs .....................          548           548
    Research and development and related patent acquired          442             7
    Vacation accrual ...................................           58            52
    Allowances for returns, pricing adjustments, and
       bad debts .......................................          747           650
    Net operating loss .................................       11,133         9,936
    German net operating loss ..........................        2,485         1,135
    Other ..............................................        1,571           708
                                                             --------      --------
    Deferred tax asset .................................       17,228        13,524
Less: Valuation Allowance ..............................      (17,228)      (13,524)
                                                             --------      --------
                                                             $     --      $     --
                                                             ========      ========

         At September 30, 1998, Exogen has net operating loss carryforwards for United States federal income tax purposes of approximately $27.8 million. These net operating loss carryforwards expire on various dates beginning 2007. Exogen's ability to utilize its net operating loss carryforwards is subject to annual limitations in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code, as amended. At September 30, 1998, Exogen also has net operating loss carryforwards for German income tax purposes of $4.9 million, which are not subject to any limitations.

                                  EXOGEN, INC.

13.  Supplemental Disclosure of Cash Flow Information

         Cash paid for interest was $7,000 in fiscal 1998, $12,000 in fiscal 1997, and $9,000 in fiscal 1996.

         Exogen paid $3,000 in fiscal 1998 and $4,000 in fiscal 1997 in income taxes, net of refunds, if any. No income taxes were paid in fiscal 1996.

                                  EXOGEN, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                Additions
                                                         ------------------------
                                         Balance at      Charged to    Charged to                               Balance
                                         Beginning       Costs and        Other                                 at End
             Description                 of Period        Expenses      Accounts         Deductions            of Period
             -----------                 ---------        --------      --------         ----------            ---------
Year ended September 30, 1996

Allow. for returns, bad debt,
   and pricing adjustments ............  $     198         $ 1,667       $  -             $ 1,519 (a)          $     346

Year ended September 30, 1997 (b)

Allowance for returns .................  $     -           $   563       $ 49  (c)        $   426 (d)          $     186
Allow. for bad debt....................  $     -           $   250       $(51) (c)
                                                                         $  1  (e)        $    -               $     200
Allow. for pricing adjustments (b).....  $     346         $ 2,998       $  2  (c)
                                                                         $(59) (e)        $ 1,887 (f)          $   1,400

Year ended September 30, 1998

Allowance for returns..................  $     186         $   676       $ -              $   558 (d)          $     304
Allow. for bad debt....................  $     200         $ 1,104       $ 69  (e)        $   257 (f)          $   1,116
Allow. for pricing adjustments ........  $   1,400         $ 2,768       $ 26  (e)        $ 1,265 (f)          $   2,929

----------------

(a)      Returns and write-offs.

(b) At October 1, 1996, the accounts receivable allowances were recorded in the aggregate. During fiscal 1997, sales provisions and bad debt expense were segregated and so recorded. At year-end, the allowances were isolated and classified accordingly.

(c)      Reclassification from aggregate accounts receivable allowance.

(d)      Returns.

(e)      Foreign currency translation adjustments.

(f)      Write-offs.

                                  EXOGEN, INC.

                                 EXHIBIT INDEX
                                 -------------

Number                                  Description
------                                  -----------

3.1 Second Amended and Restated Certificate of Incorporation of Exogen. Incorporated by reference to Exhibit 3.1 to Exogen's Form 10-Q for the third quarter ended June 30, 1995.

3.2               Amended  and  Restated  Bylaws  of  Exogen.   Incorporated  by
                  reference to Exhibit 3.3 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).

4.1 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of Exogen defining rights of holders of common stock of Exogen.

10.1 Amended and Restated Investors' Rights Agreement dated as of November 14, 1994, among Exogen, the investors listed on Schedule A thereto, and the individuals listed on Schedule B thereto. Incorporated by reference to Exhibit 10.1 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).

10.2 Asset Purchase Agreement dated as of March 1, 1993, among Applied Epigenetics, Inc. ("AEI"), Interpore International, Inc., and Interpore Orthopaedics, Inc. Incorporated by reference to Exhibit 10.2 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).

10.3              [RESERVED]

10.4              [RESERVED]

10.5              Form of Consulting  Agreements between Exogen and each of Drs.
                  McLeod and Rubin,  as amended.  Incorporated  by  reference to
                  Exhibit 10.5 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).

10.6 Form of Stock Restriction Agreement between Exogen and each of Drs. McLeod and Rubin and Messrs. Reisner, Ryaby, Talish, McBrayer, and Bohan. Incorporated by reference to Exhibit 10.6 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).

10.7 Form of Stock Purchase Agreement between Exogen and each of Messrs. Reisner, Ryaby, and Talish. Incorporated by reference to Exhibit 10.7 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).

10.8 Manufacturing Agreement dated January 20, 1994, between Exogen and Hi-Tronics Designs, Inc. Incorporated by reference to
                  Exhibit 10.8 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).

                                  EXOGEN, INC.

                                 EXHIBIT INDEX
                                 -------------

Number                                  Description
------                                  -----------

10.9 Form of 1993 Stock Option Plan Option Agreement. Incorporated by reference to Exhibit 10.9 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).

10.10             [RESERVED]

10.11             [RESERVED]

10.12 Lease Agreement dated December 13, 1994, by and between Exogen and Siemens Medical Systems, Inc. Incorporated by reference to
                  Exhibit 10.13 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).

10.13             License  Agreement dated March 26, 1992,  between AEI and Drs.
                  McLeod and Rubin. Incorporated by reference to Exhibit 10.14 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).

10.14 SAFHS Agreement dated November 30, 1995, between Exogen and Teijin Limited. Incorporated by reference to Exhibit 10.14 to Exogen's Form 10-K for the year ended September 30, 1995.

10.15+ Mechanical-Stress Agreement dated November 30, 1995, between Exogen and Teijin Limited. Incorporated by reference to
                  Exhibit 10.15 to Exogen's Form 10-K for the year ended September 30, 1995.

10.16 Employment Agreement dated March 1, 1997, between Exogen and Patrick A. McBrayer. Incorporated by reference to Exhibit
                  10.16 to Exogen's Form 10-Q for the second quarter ended March 31, 1997.

10.17 Severance Agreement, dated May 27, 1997, between Exogen and John Bohan. Incorporated by reference to Exhibit 10.17 to Exogen's Form 10-K for the year ended September 30, 1997.

10.18 Common Stock Purchase Agreement, dated October 20, 1997, between Exogen and certain investors listed on Schedule 1 thereto. Incorporated by reference to Exhibit 10.18 to Exogen's Form 10-K for the year ended September 30, 1997.

10.19 Registration Rights Agreement, dated October 20, 1997, between Exogen and certain investors listed on Schedule 1 thereto. Incorporated by reference to Exhibit 10.19 to Exogen's Form 10-K for the year ended September 30, 1997.

10.20 The 1995 Stock Option / Stock Issuance Plan, as amended on November 14, 1997. Incorporated by reference to Exhibit 99.1 to Exogen's Form S-8 Registration Statement (Registration No. 333-51731).

                                  EXOGEN, INC.

                                 EXHIBIT INDEX
                                 -------------

Number                                  Description
------                                  -----------

10.21 The Employee Stock Purchase Plan, as amended on November 14, 1997. Incorporated by reference to Exhibit 99.9 to Exogen's Form S-8 Registration Statement (Registration No. 333-51731).

10.22++ Master Agreement, dated August 10, 1998, between Exogen and Smith & Nephew, Inc.

10.23+/ Common Stock Purchase Agreement, dated August 10, 1998, between Exogen and Smith & Nephew Holdings, Inc.

10.24** United States Sales Representative Agreement, dated August 10, 1998, between Exogen and Smith & Nephew, Inc. Incorporated by reference to Exhibit 10.24 to Exogen's Current Report on Form 8-K, dated August 10, 1998.

10.25** License Agreement, dated August 10, 1998, between Exogen and Smith & Nephew, Inc. Incorporated by reference to Exhibit
                  10.25 to Exogen's Current Report on Form 8-K, dated August 10, 1998.

10.26 Promissory Note, dated October 6, 1998, issued by Exogen to Jonathan J. Kaufman. Incorporated by reference to Exhibit 10.1 to Exogen's Current Report on Form 8-K, dated September 30, 1998.

10.27 Promissory Note, dated October 6, 1998, issued by Exogen to Alessandro Chiabrera. Incorporated by reference to Exhibit
                  10.2 to Exogen's Current Report on Form 8-K, dated September 30, 1998.

10.28 Warrant to Purchase Common Stock, dated October 9, 1998, issued by Exogen to Alessandro Chiabrera. Incorporated by reference to Exhibit 10.3 to Exogen's Current Report on Form 8-K, dated September 30, 1998.

10.29 Registration Rights Agreement, dated October 9, 1998, by and between Exogen and Alessandro Chiabrera. Incorporated by reference to Exhibit 10.4 to Exogen's Current Report on Form 8-K, dated September 30, 1998.

10.30 Promissory Note, dated September 30, 1998, issued by Exogen to Pilla Consulting, Inc. Incorporated by reference to Exhibit
                  10.5 to Exogen's Current Report on Form 8-K, dated September 30, 1998.

10.31 Warrant to Purchase Common Stock, dated September 30, 1998, issued by Exogen to Arthur A. Pilla. Incorporated by reference to Exhibit 10.6 to Exogen's Current Report on Form 8-K, dated September 30, 1998.

                                  EXOGEN, INC.

                                 EXHIBIT INDEX
                                 -------------

Number                                  Description
------                                  -----------

10.32 Registration Rights Agreement, dated September 30, 1998, by and between Exogen and Arthur A. Pilla. Incorporated by reference to Exhibit 10.7 to Exogen's Current Report on Form 8-K, dated September 30, 1998.

10.33* Amendment to Employment Agreement, dated October 1, 1998, between Exogen and Patrick A. McBrayer.

21.1 List of Subsidiary. Incorporated by reference to Exhibit 21.1 to Exogen's Form 10-K for the year ended September 30, 1995.

23.1*             Consent of Arthur Andersen LLP.

27*               Financial Data Schedule.

99.1 Preferred Shares Rights Agreement, dated December 6, 1996, between Exogen and Registrar and Transfer Company, including the Certificate of Determination, the Form of Rights Certificate, and the summary of Rights attached thereto as Exhibits A, B, and C, respectively. Incorporated by reference to Exhibit 99.1 to Exogen's Form 10-K for the year ended September 30, 1996.


                  --------------------------
                  +  Confidential treatment has been granted.
                  *  This exhibit is filed herewith.
                  ** Exogen has applied for confidential treatment of portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
                  +/ Confidential treatment of this exhibit has been withdrawn. The exhibit is refiled herewith in its entirety.
                  ++ This exhibit is refiled herewith pursuant to Exogen's request for confidential treatment.