Form 10-Q
period 1998-12-31
EXOGEN INC
filed 1999-02-12
CIK 934094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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


Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common Stock par value $0.0001 per share: 12,738,650 shares outstanding at January 31, 1999.

                                  EXOGEN, INC.
                          Quarterly Report on Form 10-Q
                                December 31, 1998



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

         Item 2--Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . . . . . .

         Item 3--Quantitative and Qualitative Disclosures
           About Market Risk . . . . . . . . . . . . . . . . . . . . . . . . .

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

         Item 4. Submission of Matters to a Vote of Security Holders . . . . .

         Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . .

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                               EXOGEN, INC.

                                        CONSOLIDATED BALANCE SHEETS
                                        ---------------------------
                                     (in thousands, except share data)


                                                                              December 31,  September 30,
                                                                                  1998          1998
                                                                               ---------      ---------
                                                                              (Unaudited)
                                     ASSETS

Current assets:
    Cash and cash equivalents ............................................     $   5,041      $   9,833
    Short-term investments ...............................................         7,988          5,749
    Accounts receivable, net .............................................         3,043          2,703
    Inventories ..........................................................         1,332            830
    Interest receivable ..................................................           156            119
    Other current assets .................................................           438            459
                                                                               ---------      ---------
                 Total current assets ....................................        17,998         19,693
Furniture, fixtures and equipment, net ...................................           664            689
Other assets .............................................................           392            414
                                                                               ---------      ---------
                 Total assets ............................................     $  19,054      $  20,796
                                                                               =========      =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accounts payable .....................................................     $     827      $     691
    Accrued liabilities ..................................................         2,783          2,903
    Accrued litigation settlement--current ...............................           178            424
    Other current liabilities ............................................            86            150
                                                                               ---------      ---------
                 Total current liabilities ...............................         3,874          4,168
Accrued litigation settlement--noncurrent ................................           331            331
                                                                               ---------      ---------
                 Total liabilities .......................................         4,205          4,499

Commitments and contingencies (Note 2)

                                               EXOGEN, INC.

                                        CONSOLIDATED BALANCE SHEETS
                                        ---------------------------
                                     (in thousands, except share data)
                                               (continued)


                                                                              December 31,  September 30,
                                                                                  1998          1998
                                                                               ---------      ---------
                                                                              (Unaudited)
Stockholders' equity:
    Preferred  stock, $0.0001 par value; 3,000,000 shares authorized as of December 31, 1998, and September 30,1998;
         no shares issued or outstanding .................................          --             --
    Common stock, $0.0001 par value; 27,000,000 shares authorized as of December 31, 1998, and September 30, 1998; 12,709,343
         shares issued and outstanding as of December 31, 1998, and
         12,703,718 shares issued and outstanding as of September 30, 1998             1              1
    Additional paid-in capital ...........................................        58,558         58,495
    Accumulated other comprehensive loss .................................          (290)          (288)
    Accumulated deficit ..................................................       (43,420)       (41,911)
                                                                               ---------      ---------
                 Total stockholders' equity ..............................        14,849         16,297
                                                                               ---------      ---------
                 Total liabilities and stockholders' equity ..............     $  19,054      $  20,796
                                                                               =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                                  EXOGEN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                      (in thousands, except per share data)

                                                           Three Months Ended
                                                              December 31,
                                                         ----------------------
                                                          1998            1997
                                                         --------       -------
                                                              (Unaudited)
Revenues:
     Product sales ...............................       $ 3,269        $ 1,872
                                                         -------        -------
           Total revenues ........................         3,269          1,872
                                                         -------        -------

Operating costs and expenses:
     Cost of product sales .......................           977            832
     Research and development ....................           843            648
     Selling, general, and administrative ........         3,146          2,820
                                                         -------        -------
           Total operating costs and expenses ....         4,966          4,300
                                                         -------        -------

Operating loss ...................................        (1,697)        (2,428)

Other income (expense):
     Interest income, net ........................           194            180
     Other, net ..................................            (5)           (10)
                                                         -------        -------
           Total other income, net ...............           189            170
                                                         -------        -------

Loss before income taxes .........................        (1,508)        (2,258)

Provision for income taxes .......................             1           --
                                                         -------        -------

Net loss .........................................       $(1,509)       $(2,258)
                                                         =======        =======

Basic net loss per common share ..................       $ (0.12)       $ (0.20)
                                                         =======        =======
Diluted net loss per common share ................       $ (0.12)       $ (0.20)
                                                         =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                                  EXOGEN, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                 (in thousands)

                                                           Three Months Ended
                                                              December 31,
                                                         ----------------------
                                                           1998           1997
                                                         -------        -------
                                                              (Unaudited)
Net loss .........................................       $(1,509)       $(2,258)

Other comprehensive loss:
     Foreign currency translation adjustments ....            (2)           (30)
                                                         -------        -------
           Total other comprehensive loss ........            (2)           (30)
                                                         -------        -------

Comprehensive loss ...............................       $(1,511)       $(2,288)
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

                                            EXOGEN, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -------------------------------------
                                           (in thousands)

                                                                               Three Months Ended
                                                                                  December 31,
                                                                             -----------------------
                                                                               1998          1997
                                                                             --------      ---------
                                                                                  (Unaudited)
Cash flows from operating activities:
     Net loss ..........................................................     $ (1,509)     $ (2,258)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization ................................           88           114
          Amortization of net (discount) premium on short- and long-term
            investments ................................................          (12)           14
          Amortization of nonemployee stock
            option/warrant compensation ................................           33            30
          Provision for losses on accounts receivable ..................          102            68
          Other adjustments ............................................         --              (3)
     Decrease (increase) in assets:
          Accounts receivable, net .....................................         (441)          154
          Interest receivable ..........................................          (37)          (36)
          Inventories ..................................................         (502)            3
          Other current assets .........................................           21          (301)
          Other assets .................................................           22            30
     Increase (decrease) in liabilities:
          Accounts payable .............................................          133           139
          Accrued liabilities ..........................................         (119)          125
          Accrued litigation settlement ................................         (191)         --
          Other current liabilities ....................................          (64)           15
                                                                             --------      --------
               Net cash used in operating activities ...................       (2,476)       (1,906)
                                                                             --------      --------

Cash flows from investing activities:
     Purchase of short- and long-term investments ......................       (3,477)         (680)
     Proceeds from maturity of short- and long-term
       investments .....................................................        1,250         1,500
     Purchase of furniture, fixtures and equipment .....................          (63)          (19)
                                                                             --------      --------
               Net cash (used in) provided by investing activities .....       (2,290)          801
                                                                             --------      --------

                                            EXOGEN, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -------------------------------------
                                           (in thousands)
                                            (continued)

                                                                               Three Months Ended
                                                                                  December 31,
                                                                             -----------------------
                                                                               1998          1997
                                                                             --------      ---------
                                                                                  (Unaudited)
Cash flows from financing activities:
     Proceeds from exercise of stock options ...........................            2             3
     Proceeds from sale of common stock, net of issuance expenses ......          (26)        7,384
                                                                             --------      --------
               Net cash (used in) provided by financing activities .....          (24)        7,387
                                                                             --------      --------

Effect of exchange rate changes on cash and cash
  equivalents ..........................................................           (2)           (5)
                                                                             --------      --------

Net (decrease) increase in cash and cash equivalents ...................       (4,792)        6,277
Cash and cash equivalents, beginning of period .........................        9,833         4,018
                                                                             --------      --------
Cash and cash equivalents, end of period ...............................     $  5,041      $ 10,295
                                                                             ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                  EXOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.       BASIS OF PRESENTATION

                  The accompanying  unaudited condensed  consolidated  financial statements reflect all adjustments (including normal recurring adjustments) that management considers necessary to present fairly the financial position of Exogen, Inc. ("Exogen") as of December 31, 1998, the results of operations and comprehensive income for the three months ended December 31, 1998 and 1997, and the cash flows for the three months then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements, which include the financial position, results of operations, comprehensive income, and cash flows for Exogen, Inc. and its wholly owned subsidiary, Exogen (Europe) GmbH, should be read with the audited consolidated financial statements for the year ended September 30, 1998, included in Exogen's Annual Report on Form 10-K.


2.       COMMITMENTS AND CONTINGENCIES

                  Exogen is subject to claims and litigation in the ordinary course of business. Management is currently unaware of the existence of any such claims and litigation.


3.       NET LOSS PER COMMON SHARE

                  Exogen reports net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," which requires the presentation of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net loss by the weighted-average common shares outstanding for the period. Diluted earnings per share includes options and warrants, if dilutive. As Exogen has recorded losses during all periods presented, the options and warrants are antidilutive, and therefore are not included in the calculation of diluted earnings per share. Accordingly, Exogen's basic and diluted net loss per common share do not differ for any period presented.

                  The weighted-average number of shares used in the calculation of basic and diluted net loss per common share is as follows:

                                                     Three Months Ended December 31,
                                                     -------------------------------
                                                        1998                 1997
                                                     ----------           ----------
         Weighted-average shares outstanding.....    12,706,714           11,428,231

                  The following table summarizes securities that were outstanding as of December 31, 1998 and 1997, but were not included in the calculation of diluted net loss per common share because such shares are antidilutive:

                                                              December 31,
                                                       -------------------------
                                                         1998             1997
                                                       ---------         -------
         Options.................................      1,095,610         618,373
         Warrants................................        125,000         100,000


4.       INVENTORIES

                  Inventories consist of the following:

                                                      December 31,       September 30,
                                                         1998                 1998
                                                       --------             ---------
                                                               (in thousands)
         Finished goods..........................      $    919             $    576
         Parts and components....................           413                  254
                                                       --------             ---------
                                                       $  1,332             $    830
                                                       ========             ========

5.       SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

                                                         Three Months Ended December 31,
                                                       ---------------------------------
                                                           1998                1997
                                                       ----------          -------------
                                                                (in thousands)
         Interest paid...........................      $        2          $        2


6.       SEGMENT INFORMATION

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

                  Exogen operates in one line of business and, therefore, identifies its reportable business segments on the basis of geography. This is the same basis of segmentation and basis of measurement of segment profit or loss reported in Exogen's 1998 Annual Report on Form 10-K. The segment profit and loss, certain revenue and expense items, and certain segment assets are as follows (in thousands):

                                                   Three Months Ended December 31,
                                                   -------------------------------
                                                         1998             1997
                                                      --------         --------
Revenues from external customers:
     United States ...........................        $  2,861         $  1,872
     Europe ..................................             231             --
     Japan ...................................             177             --
Intersegment revenues:
     United States ...........................             282               23
     Europe ..................................            --               --
     Japan ...................................            --               --
Segment (loss) profit:
     United States ...........................          (1,360)          (1,796)
     Europe ..................................            (218)            (462)
     Japan ...................................              69             --
Segment assets (as of December 31):
     United States ...........................          18,402           18,733
     Europe ..................................             652            1,458
     Japan ...................................            --               --

                                  EXOGEN, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                -------------------------------------------------

         The following is management's discussion of significant factors that affected Exogen's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Exogen's Annual Report on Form 10-K for the year ended September 30, 1998.

         This Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of Exogen. Such statements are only predictions, and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below under "Business Considerations" as well as those discussed in other filings made by Exogen with the Securities and Exchange Commission, including Exogen's Form 10-K.

Results of Operations

Three Months Ended December 31, 1998, and December 31, 1997

         For the three months ended December 31, 1998, all product sales were from Exogen's Sonic Accelerated Fracture Healing System ("SAFHS") devices. For the three months ended December 31, 1998, product sales were $3.3 million, compared with $1.9 million for the three months ended December 31, 1997. The increase of $1.4 million (or 75%) was a result of a 67% increase in volume and a 5% increase in the average realized selling price of SAFHS devices.

         Domestic product sales were $2.9 million (or 88% of total product sales) for the three months ended December 31, 1998, an increase of $989,000 (or 53%) over $1.9 million of domestic product sales for the same period in fiscal 1998. An increase in domestic sales volume (43%) and in the average realized selling price of SAFHS devices (7%) caused the increase in domestic product sales.

         Product sales in Europe, primarily derived from sales in Germany, were $231,000 (or 7% of total product sales) for the three months ended December 31, 1998. For the three months ended December 31, 1997, Exogen recorded no net revenues on sales in Europe. This reflected a first quarter fiscal 1998 adjustment to revenues of approximately $151,000 to increase the reserves for uncollectible receivables in Europe.

         Product sales to Teijin Limited ("Teijin"), Exogen's distributor in Japan, were $177,000 (or 5% of total product sales) for the three months ended December 31, 1998, compared with no product sales for the three months ended December 31, 1997 (Exogen did not record its first sales to Teijin until March
1998). Exogen does not anticipate that quarterly volume in fiscal 1999 will reach the quarterly volume achieved during the second half of fiscal 1998, when Teijin purchased SAFHS devices for the first time as its initial inventory build-up. During fiscal 1999, Exogen anticipates that sales to Teijin will represent only the restocking of Teijin's inventory. For the entire fiscal 1998, Exogen recorded product sales to Teijin of $1.4 million (or 13% of total product sales).

         Cost of product sales was $977,000 for the three months ended December 31, 1998, compared with $832,000 for the three months ended December 31, 1997. Included in cost of sales were royalties and the cost to manufacture the SAFHS device by Exogen and an outside source. Gross profit for the three months ended December 31, 1998, was $2.3 million (or 70% as a percentage of product sales), compared with $1.0 million (or 56%) for the three months ended December 31, 1997. The $1.3 million increase (or 120%) in gross profit was principally due to three factors:

         o   an increase in sales volume;
         o   reduced per-unit product costs; and
         o   an increase in the average realized selling price of SAFHS devices.

         Research and  development  expenses for the three months ended December
31, 1998, increased to $843,000 from $648,000 for the three months ended December 31, 1997. The increase of $195,000 (or 30%) was primarily a result of increased activity related to preclinical studies and in the number of research projects funded.

         Selling, general, and administrative expenses for the three months ended December 31, 1998, increased to $3.1 million from $2.8 million for the three months ended December 31, 1997. The increase of $326,000 (or 12%) resulted primarily from an increase in revenue-related expenses, such as commissions and bad debt, partially offset by savings caused by the transfer of sales staff to Smith & Nephew, Inc., Exogen's marketing partner.

         Net interest income for the three months ended December 31, 1998, increased to $194,000 from $180,000 for the three months ended December 31, 1997, consistent with the level of funds available for investment.

         Exogen incurred a net loss of $1.5 million, or $0.12 per share, for the three months ended December 31, 1998, compared with a net loss of $2.3 million, or $0.20 per share, for the three months ended December 31, 1997. (Per share data are based upon weighted average shares outstanding, which exclude options and warrants because they are antidilutive.) The decrease of $749,000 (or 33%) in net loss was caused principally by the factors discussed above.

Liquidity and Capital Resources

         Since inception, Exogen's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $43.4 million as of December 31, 1998. Through December 31, 1998, Exogen has funded its operations primarily through the following:

         o  private  placements  of equity  securities;
         o  the July 1995  initial  public offering of common stock; and
         o the August 1998 sale of 820,000 shares of common stock to Smith & Nephew for aggregate net proceeds of $4.0 million.

         For the three months ended December 31, 1998, Exogen used net cash of $2.5 million for operating activities, primarily to fund selling and marketing the SAFHS 2000. Working capital was $14.1 million as of December 31, 1998, a decrease of $1.4 million (or 9%) from the balance as of September 30, 1998. Exogen's capital expenditures for the three months ended December 31, 1998, were $63,000. Exogen estimates that equipment and furnishings to expand in-house manufacturing and administrative support activities will require capital expenditures of approximately $450,000 during each of fiscal 1999 and 2000.

         From December 1995 through December 31, 1998, Exogen has recorded $1.9 million of revenues representing milestone payments under Exogen's development agreements with Teijin:

         o $1.4  million  related  to the  SAFHS  development  agreement;  and
         o $500,000 related to the mechanical-stress agreement.

All potential milestone payments under the SAFHS agreement have been earned and paid.

         Exogen believes its net accounts receivable of $3.0 million as of December 31, 1998, properly reflects anticipated collections. Of the net accounts receivable as of December 31, 1998, $289,000 represented European accounts receivable. The European accounts receivable was net of a March 1998 nonrecurring write-down of $800,000 to reflect anticipated reduced collectibility. Although Exogen continues to pursue collection of these written-down European receivables case-by-case, collections have been limited, and Exogen is not relying on the collection of these receivables to meets its liquidity requirements.

         Exogen plans to finance its capital needs from existing capital resources, which Exogen believes will be sufficient to fund its operations into fiscal 2000. Exogen has not initiated plans for funding beyond fiscal 2000. However, if necessary, Exogen would consider other sources of financing, such as private placements, strategic alliances, and the sale of assets, but there is no assurance that such financing would be available when needed or on terms acceptable to Exogen. If adequate funds are not available, Exogen may be required to reduce its fixed costs and delay, reduce, or eliminate certain of its activities, which would have a material adverse effect on Exogen's business, financial condition, results of operations, and cash flows.

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

         The  following   summarizes  the  results  of  the  initial  assessment
performed by Exogen focused on the following principal areas of exposure:

         SAFHS Device. Exogen expects the SAFHS device to function properly in the year 2000. Although the device utilizes a two-digit year, the functions performed by the device are not impacted. Certain custom-developed software used by Exogen to analyze data collected by the device has been modified to interpret the two-digit data. No further actions are anticipated.

         Information Systems' Hardware and Software. The majority of hardware and software used to manage and access Exogen's information systems has been recently upgraded. As a result, most of this hardware and software is asserted by the vendors to be Year 2000 compliant. Testing will be performed during the second quarter of fiscal 1999 to verify compliance, and any equipment or software found to be noncompliant will be upgraded or replaced.

         Custom-Developed Business Applications. Exogen uses custom-developed software to run certain critical operations. Such software was developed to be Year 2000 compliant. Exogen will perform additional testing on the software during the third quarter of fiscal 1999 to confirm compliance. If any significant areas of noncompliance are found, programming modifications will occur using Exogen's application development vendor.

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

         Other Equipment Using Computer Programs. Exogen uses various equipment to handle functions performed within Exogen, including manufacturing, telecommunicating, photocopying, and faxing. Some of this equipment is not Year 2000 compliant. Exogen has already replaced some of the noncompliant equipment in the first quarter of fiscal 1999, and will make additional replacements during the balance of fiscal 1999.

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

         Marketing Partners. Exogen relies on Smith and Nephew to provide the required sales organization and related support to sell the SAFHS device in the United States. In Japan, Exogen is dependent on Teijin for the distribution of the SAFHS device. There are no current computer systems connecting Exogen with either of its two marketing partners. However, the ability of Smith and Nephew and Teijin to effectively function as business organizations, and to effectively perform the functions on which Exogen relies, is dependent on each organization addressing the Year 2000 issue on a timely basis. Exogen is investigating each organization's state of preparedness to determine if any significant risks exist for Exogen, and, if so, Exogen will develop mutual actions needed to mitigate those risks. The inability of either of these marketing partners to properly address the Year 2000 issue in its business operations could have a material adverse effect on Exogen's business, results of operations, financial condition, and cash flows.

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

Contingency Plan

         Exogen expects to be compliant prior to the year 2000, and does not foresee significant risks associated with achieving such compliance. However, certain risks exist over which Exogen has little or no control. To mitigate such risks, the Year 2000 task force will develop a contingency plan by using the most "reasonably likely" worst-case scenario and by assessing the critical Year 2000 risks to Exogen. Exogen anticipates that such a contingency plan will be developed by the end of the third quarter of fiscal 1999. Like many organizations, Exogen does not have previous experience with issues like the Year 2000 issue. However, Exogen believes it is developing appropriate strategies to address the issue, but such strategies do not guarantee success in a timely manner, or at all.

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

Business Considerations

History of Losses and Expectation of Continued Losses at Least Through 2000

         We have had a history of substantial net losses since our inception. We incurred net losses of $1.5 million for the three months ended December 31, 1998, $7.6 million for the year ended September 30, 1998, $11.2 million for the year ended September 30, 1997, and $10.6 million for the year ended September
30, 1996. As of December 31, 1998, we had an accumulated deficit of $43.4 million. The net losses we have incurred to date and the net losses we expect to continue to incur for at least the next two years have been due to several factors, including the following:

         o engineering and developing the SAFHS device and the mechanical-stress device;
         o conducting clinical trials for the SAFHS device and mechanical-stress device;
         o    obtaining FDA approval of the SAFHS device;
         o developing and expanding our marketing, sales, and distribution network domestically and internationally;

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

Substantial Dependence on the SAFHS Device; Uncertainty of Market Acceptance

         Our future growth depends substantially on the commercial success of the SAFHS device. Essentially all of our product revenues are derived from sales of the SAFHS device. We expect the SAFHS device to continue to account for substantially all of our product revenues for the foreseeable future. Our long-term success will depend on the following:

         o successful domestic and international commercialization of the SAFHS device for its approved uses, including the ability of our exclusive U.S. distributor, Smith & Nephew, to successfully market the SAFHS device in the United States;
         o whether the medical community will accept the ultrasound technology of the SAFHS device as a safe and effective method of treating fresh, bone fractures;
         o whether third-party payors, including traditional fee-for-service insurers, workers' compensation insurers, HMOs and other managed care organizations, automobile insurers, third-party administrators, Medicare, and other government entities, will provide third-party reimbursement of the SAFHS device; and
         o development and regulatory approval of the SAFHS device for additional uses.

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

         We cannot assure you that Smith & Nephew will succeed in its efforts to market the SAFHS device. Smith & Nephew's sales personnel do not have prior experience in the sale or use of the SAFHS device, although we are providing them with training and other support. Although we believe that Smith & Nephew is economically motivated to succeed in performing its responsibilities under the agreements, the amount of resources and time Smith & Nephew devotes to its responsibilities is not within our control, and therefore we cannot assure you that Smith &Nephew will perform its obligations as expected. If the U.S. distribution arrangement with Smith & Nephew is not successful or if the arrangement is terminated, our business, financial condition, results of operations, and cash flows will be materially and adversely affected.

Substantial Dependence on Third Parties in Europe and Japan to Sell the SAFHS Device

         We depend on independent distributors, sales agents, and marketing partners to sell the SAFHS device in Europe, Japan, and other territories. Revenues derived from international sales of the SAFHS device represented 12% for the three months ended December 31, 1998, 19% for the year ended September 30, 1998, 18% for the year ended September 30, 1997, and 14% for the year ended September 30, 1996.

         Through a subsidiary in Germany, we began selling and marketing the SAFHS device in Europe in February 1996. We also sell and market the SAFHS device in Europe through independent distributors and sales agents. We have recorded sales in Germany, Austria, Holland, Denmark, Switzerland, Belgium, the United Kingdom, and Israel. Revenues derived from sales of the SAFHS device in Europe represented 7% for the three months ended December 31, 1998, 6% for the year ended September 30, 1998, 18% for the year ended September 30, 1997, and 14% for the year ended September 30, 1996. Most of our sales of the SAFHS device in Europe are derived from Germany, where we receive limited local reimbursement only on a case-by-case basis. Our European accounts receivable as of December 31, 1998, net of allowances for returns, bad debt, and amounts a third-party payor might deduct from the price, was $289,000.

         In Japan, we market and sell the SAFHS device through an exclusive distribution arrangement with Teijin Limited, a Japanese corporation. We are responsible for manufacturing and supplying the SAFHS device to Teijin for clinical trials and sales in Japan, while Teijin is responsible for obtaining regulatory approval and for marketing and distributing the SAFHS device in Japan. In May 1998, Teijin announced that the Health and Welfare Ministry of Japan had approved reimbursement for the SAFHS device, which was the final approval it needed to begin commercial distribution of the SAFHS device in Japan. In June 1998, Teijin began commercial sales of the SAFHS device in Japan. Revenues derived from sales of the SAFHS device to Teijin represented 5% for the three months ended December 31, 1998, and 13% for the year ended September 30, 1998. Most of Teijin's purchases of SAFHS devices in fiscal 19998 represented an initial inventory build-up by Teijin to begin commercial distribution in Japan, primarily in the second half of the year. Purchases by Teijin in fiscal 1999 should be principally to restock the inventory that Teijin sells. We do not anticipate that any of Teijin's quarterly restocking purchases will reach the quarterly volume achieved by Teijin's initial stocking of inventory in fiscal 1998.

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

         We cannot assure you that our independent distributors, sales agents, and marketing partners will succeed in marketing and selling the SAFHS device in Europe, Japan, and other territories. Each of the foreign markets in which we sell, or plan to sell, our products have separate regulatory and product approval requirements. We cannot assure you that we will be able to obtain the necessary regulatory approvals of the SAFHS device in foreign markets. If our independent distributors, sales agents, and marketing partners are not successful in marketing and selling the SAFHS device in Europe, Japan, and other territories, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.


Risks Associated with International Operations

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

         In addition, our international operations and sales are denominated in local foreign currencies. In Japan, where we do not have operations, our sales to Teijin are denominated in U.S. dollars. We do not currently engage in currency hedging activities.

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

Dependence on Third-Party Reimbursement

         Successful sales of the SAFHS device in the United States, Europe, Japan, and other territories will depend, in part, on whether we will be reimbursed by third-party payors, including traditional fee-for-service insurers, workers' compensation insurers, HMOs and other managed care organizations, automobile insurers, third-party administrators, Medicare, and other government entities. There is significant uncertainty concerning third-party reimbursement for the use of any medical device incorporating new technology, such as the SAFHS device. Third-party payors are increasingly challenging the price of medical devices, and as a result, are limiting reimbursement coverage for medical devices and, in many instances, are putting pressure on medical suppliers to lower their prices. Legislative bodies in the United States and around the world continue to propose fundamental reforms in the health care industry that could affect the availability of third-party reimbursement, and we cannot predict the timing or effect of any such legislation.

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

         The Health Care Financing Administration ("HCFA"), which administers the Medicare program, has a national coverage policy for electrical-stimulation devices that initiate the healing of non-union fractures. In August 1996, HCFA's Technology Advisory Committee recommended that the SAFHS device not be covered under the Medicare program. The committee's recommendation stated, "The available data, although demonstrating a reduction in physician-determined healing time for the study population, could not be generalized to the Medicare population in a way that would allow a conclusion that SAFHS was an effective procedure." Since that time, we have continued to pursue coverage for SAFHS through meetings with HCFA staff, and have provided additional support of the clinical benefits of the SAFHS therapy, including information related to the Medicare population. In addition, we have been working with consultants and the Health Industry Manufacturers Association to pursue various avenues to obtain Medicare coverage for the SAFHS device. To date, we have been unable to change the Medicare noncoverage decision; however, we have an ongoing dialogue with HCFA staff. The United States Congress has the power to significantly reduce Medicare and Medicaid expenditures, and considers from time to time proposals to reduce such expenditures. We cannot predict when Congress may enact legislation reducing Medicare and Medicaid expenditures, and if such legislation is enacted, what effect, if any, such legislation may have on our business, financial condition, results of operation and cash flows.

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

         In France, we have applied to be listed on the Tarif Interministeriel des Prestations Sanitaries ("TIPS"). France's list of medical devices allowed for prescription by physicians working in the private sector and for reimbursement by the National Health Insurance. That application is still pending, and therefore we do not sell SAFHS devices in France at this time.

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

         We are required to file a PMA supplement for new or expanded uses of our SAFHS technology and for any material modifications to the SAFHS device. If a PMA supplement is not accepted by the FDA for a new or expanded use or material modification of the SAFHS device, we must commence and complete the entire pre-market approval process with respect to such use or modification of the SAFHS device. We began commercial distribution of the SAFHS 2000, the second-generation SAFHS device, in the United States in May 1997 pursuant to FDA approval of a PMA supplement in March 1997. In August 1998, we resubmitted a PMA supplement for expanded and new applications of the SAFHS 2000 device. We cannot guarantee that this supplement will be accepted on a timely basis or at all. In addition, we will be required to file a PMA application for our mechanical-stress device, if and when development is completed. We cannot assure you that any PMA application relating to the mechanical-stress device will be filed or granted on a timely basis, or at all.

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

Limited Protection of Patents, Copyrights, and Proprietary Rights; Risk of Patent Infringement

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

         In addition to patent protection, we rely on trademarks, copyrights, trade secrets, proprietary know-how, and confidentiality and assignment of invention agreements with our employees, consultants, distributors, sales agents, and marketing partners to protect our intellectual property. We hold United States federal trademark registrations for the marks: SAFHS(R), EXOGEN(R), SAFHS 2000(R), and EXOGEN 2000(R). We also hold registrations for the SAFHS(R) mark in Japan, Canada, and Mexico. Trademark applications for the EXOGEN and SAFHS 2000 marks are pending in foreign countries. We hold rights to copyrights on text and software we develop in connection with the SAFHS device.

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

Manufacturing and Related Risks

         We have developed in-house manufacturing and refurbishing capability for the SAFHS 2000 device. Although we are able to manufacture our entire SAFHS 2000 production in-house, previous purchase commitments to a contract manufacturer and our belief that it is prudent to have a second source to support our in-house manufacturing require our use of a contract manufacturer. We anticipate that approximately one third of our fiscal 1999 SAFHS 2000 production will be supplied by the contract manufacturer.

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

         We also performed an initial assessment of Year 2000 compliance on our suppliers, customers, and marketing partners. We rely on, and will continue to rely on, these third parties to provide the following:

         o    equipment, goods, and services;
         o    reimbursement for the SAFHS devices; and
         o    marketing and distributing support for the SAFHS device.

There can be no assurance that these third parties will adequately address Year 2000 compliance issues or that contingency plans in certain areas are possible or practical. As a result, there could be a material adverse effect on our business, results of operations, financial conditions, and cash flows.

Possible Adverse Effect of the Euro Conversion

         On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies and a new common currency called the "euro." This represents an initial step in a process expected to culminate in the replacement of the existing currencies with the euro. The conversion to the euro may have operational and legal implications for some of our international business activities. We have begun consideration of the effects of the euro conversion on our operations, but we are currently unsure of the potential impact that the euro conversion will have on our business, financial condition, results of operations, and cash flows, particularly as the euro conversion relates to our European operations.

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

Shares Eligible for Future Sale

         If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public market, the market price of our common stock could fall. Such sales also might make it difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of January 31, 1999, there were 12,738,650 shares of common stock outstanding as follows:

         o 820,000 shares of common stock, which are held by Smith & Nephew and are covered by a registration statement that has been filed with the SEC but not declared effective;
         o approximately 2.7 million shares, which are held by affiliates and are subject to the volume restrictions of Rule 144; and
         o the remaining outstanding shares of common stock, which are freely tradeable.


The possible sale of a significant number of the above shares of common stock may cause the price of our common stock to fall.

         We have registered for resale 1,350,000 shares of common stock reserved for issuance under our 1995 Stock Option/Stock Issuance Plan, as amended. As of January 31, 1999, options to purchase 1,090,860 shares of common stock were outstanding and will be eligible for sale in the public market from time to time, subject to vesting. In addition, 159,632 shares of common stock are available under Exogen's employee stock purchase plan, as amended. Also, there are 125,000 shares of common stock issuable upon exercise of warrants, which may be sold in accordance with Rule 144 one year after their date of issuance. The possible sale of a significant number of the shares issuable upon exercise of stock options and warrants, or under the employee stock purchase plan, may cause the price of our common stock to fall.

Smith & Nephew has Certain Rights to Purchase Shares of Common Stock

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

No Intention to Pay Dividends

         We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth, and therefore do not expect to pay any dividends in the foreseeable future.

                                  EXOGEN, INC.


                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
                    ----------------------------------------

         The following discussion about Exogen's risk management includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements.

Currency Rate Fluctuations

         Since 6% of Exogen's fiscal 1998 net product revenues, and 7% of those for the three months ended December 31, 1998, were derived from a European subsidiary operating in a local currency environment, and 3% of Exogen's total assets as of December 31, 1998, were European, Exogen's results of operations, financial position, and cash flows are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The principal non-U.S. currency used for valuation by Exogen's subsidiary is the German mark. Exogen does not limit its risk in this area by using any financial tools, such as currency hedge contracts. Therefore, volatility in currency exchange rates could have a material adverse effect on those revenues and assets denominated in non-U.S. currencies.

Market Risk

         Exogen's accounts receivables are subject, in the normal course of business, to collection risks. Exogen regularly assesses these risks, and has established policies and business practices to protect against the adverse effects of collection risks. As a result, Exogen does not anticipate any material losses in this area.

Interest Rate Risk

         Exogen's investments are held to maturity and are stated at amortized cost. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by Exogen.

                                     PART II
                                OTHER INFORMATION



ITEM 1.       Legal Proceedings

              None.


ITEM 2.       Changes in Securities and Use of Proceeds

              None.


ITEM 3.       Defaults Upon Senior Securities

              None.


ITEM 4.       Submission of Matters to a Vote of Security Holders

              None.


ITEM 5.       Other Information

              None.


ITEM 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:

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

                  10.3     [RESERVED]
                  10.4     [RESERVED]
                  10.5 Form of Consulting Agreements between Exogen and each of Drs. McLeod and Rubin, as amended. Incorporated by reference to Exhibit 10.5 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).
                  10.6 Form of Stock Restriction Agreement between Exogen and each of Drs. McLeod and Rubin and Messrs. Reisner, Ryaby, Talish, McBrayer, and Bohan. Incorporated by reference to Exhibit 10.6 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).
                  10.7 Form of Stock Purchase Agreement between Exogen and each of Messrs. Reisner, Ryaby, and Talish. Incorporated by reference to Exhibit 10.7 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).
                  10.8 Manufacturing Agreement dated January 20, 1994, between Exogen and Hi-Tronics Designs, Inc. Incorporated by reference to Exhibit 10.8 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).
                  10.9 Form of 1993 Stock Option Plan Option Agreement. Incorporated by reference to Exhibit 10.9 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).
                  10.10    [RESERVED]
                  10.11    [RESERVED]
                  10.12 Lease Agreement dated December 13, 1994, by and between Exogen and Siemens Medical Systems, Inc. Incorporated by reference to Exhibit 10.13 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).
                  10.13 License Agreement dated March 26, 1992, between AEI and Drs. McLeod and Rubin. Incorporated by reference to Exhibit 10.14 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).
                  10.14 SAFHS Agreement dated November 30, 1995, between Exogen and Teijin Limited. Incorporated by reference to Exhibit 10.14 to Exogen's Form 10-K for the year ended September 30, 1995.
                  10.15+ Mechanical-Stress Agreement dated November 30, 1995, between Exogen and Teijin Limited. Incorporated by reference to Exhibit 10.15 to Exogen's Form 10-K for the year ended September 30, 1995.
                  10.16 Employment Agreement dated March 1, 1997, between Exogen and Patrick A. McBrayer. Incorporated by reference to Exhibit 10.16 to Exogen's Form 10-Q for the second quarter ended March 31, 1997.
                  10.17 Severance Agreement, dated May 27, 1997, between Exogen and John Bohan. Incorporated by reference to
                           Exhibit 10.17 to Exogen's Form 10-K for the year ended September 30, 1997.
                  10.18 Common Stock Purchase Agreement, dated October 20, 1997, between Exogen and certain investors listed on
                           Schedule  1 thereto.  Incorporated  by  reference  to
                           Exhibit 10.18 to Exogen's Form 10-K for the year ended September 30, 1997.
                  10.19 Registration Rights Agreement, dated October 20, 1997, between Exogen and certain investors listed on
                           Schedule  1 thereto.  Incorporated  by  reference  to
                           Exhibit 10.19 to Exogen's Form 10-K for the year ended September 30, 1997.
                  10.20 The 1995 Stock Option / Stock Issuance Plan, as amended on November 14, 1997. Incorporated by reference to Exhibit 99.1 to Exogen's Form S-8 Registration Statement (Registration No. 333-51731).
                  10.21    The  Employee  Stock  Purchase  Plan,  as  amended on
                           November  14,  1997.  Incorporated  by  reference  to
                           Exhibit 99.9 to Exogen's Form S-8 Registration Statement (Registration No. 333-51731).
                  10.22++ Master Agreement, dated August 10, 1998, between Exogen and Smith & Nephew, Inc. Incorporated by reference to Exhibit 10.22 to Exogen's Form 10-K for the year ended September 30, 1998.
                  10.23 Common Stock Purchase Agreement, dated August 10, 1998, between Exogen and Smith & Nephew Holdings, Inc. Incorporated by reference to Exhibit 10.23 to Exogen's Form 10-K for the year ended September 30, 1998.
                  10.24* United States Sales Representative Agreement, dated August 10, 1998, between Exogen and Smith & Nephew, Inc. Incorporated by reference to Exhibit 10.24 to Exogen's Current Report on Form 8-K, dated August 10, 1998.
                  10.25* License Agreement, dated August 10, 1998, between Exogen and Smith & Nephew, Inc. Incorporated by reference to Exhibit 10.25 to Exogen's Current Report on Form 8-K, dated August 10, 1998.
                  10.26    Promissory  Note,  dated  October 6, 1998,  issued by
                           Exogen to Jonathan J. Kaufman. Incorporated by reference to Exhibit 10.1 to Exogen's Current Report on Form 8-K, dated September 30, 1998.
                  10.27 Promissory Note, dated October 6, 1998, issued by Exogen to Alessandro Chiabrera. Incorporated by reference to Exhibit 10.2 to Exogen's Current Report on Form 8-K, dated September 30, 1998.
                  10.28 Warrant to Purchase Common Stock, dated October 9, 1998, issued by Exogen to Alessandro Chiabrera. Incorporated by reference to Exhibit 10.3 to Exogen's Current Report on Form 8-K, dated September 30, 1998.
                  10.29 Registration Rights Agreement, dated October 9, 1998, by and between Exogen and Alessandro Chiabrera. Incorporated by reference to Exhibit 10.4 to Exogen's Current Report on Form 8-K, dated September 30, 1998.
                  10.30 Promissory Note, dated September 30, 1998, issued by Exogen to Pilla Consulting, Inc. Incorporated by reference to Exhibit 10.5 to Exogen's Current Report on Form 8-K, dated September 30, 1998.

                  10.31    Warrant to Purchase Common Stock, dated September 30,
                           1998,   issued  by   Exogen   to  Arthur  A.   Pilla.
                           Incorporated by reference to Exhibit 10.6 to Exogen's
                           Current Report on Form 8-K, dated September 30, 1998.
                  10.32    Registration  Rights  Agreement,  dated September 30,
                           1998,  by and  between  Exogen and  Arthur A.  Pilla.
                           Incorporated by reference to Exhibit 10.7 to Exogen's
                           Current Report on Form 8-K, dated September 30, 1998.
                  10.33    Amendment to Employment  Agreement,  dated October 1,
                           1998,   between   Exogen  and  Patrick  A.  McBrayer.
                           Incorporated   by  reference  to  Exhibit   10.33  to
                           Exogen's  Form 10-K for the year ended  September 30,
                           1998.
                  21.1     List of  Subsidiary.  Incorporated  by  reference  to
                           Exhibit 21.1 to Exogen's Form 10-K for the year ended
                           September 30, 1995.
                  27**     Financial Data Schedule.
                  99.1     Preferred Shares Rights Agreement,  dated December 6,
                           1996,  between  Exogen  and  Registrar  and  Transfer
                           Company,  including the Certificate of Determination,
                           the Form of Rights  Certificate,  and the  summary of
                           Rights  attached  thereto  as  Exhibits  A, B, and C,
                           respectively.  Incorporated  by  reference to Exhibit
                           99.1  to  Exogen's  Form  10-K  for  the  year  ended
                           September 30, 1996.
                  -------------
                  +  Confidential treatment has been granted.
                  ++ Exogen has applied for confidential treatment of this
                     exhibit.
                  * Exogen has applied for confidential treatment of portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
                  ** This exhibit is filed herewith.

              (b) Reports on Form 8-K:

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





                                               EXOGEN, INC.
                                  ----------------------------------
                                               (Registrant)




February 8, 1999                  By:  /s/ Patrick A. McBrayer
                                       -------------------------
                                       Patrick A. McBrayer, President and
                                       Chief Executive Officer




February 8, 1999                  By:  /s/ Richard H. Reisner
                                       ------------------------
                                       Richard H. Reisner, Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                       and Principal Accounting Officer)

                                  EXOGEN, INC.

                                  EXHIBIT INDEX
                                  -------------

            Number                          Description
            ------                          -----------

              3.1          Second   Amended   and   Restated    Certificate   of
                           Incorporation of Exogen. Incorporated by reference to
                           Exhibit  3.1 to  Exogen's  Form  10-Q  for the  third
                           quarter ending June 30, 1995.
              3.2          Amended and Restated  Bylaws of Exogen.  Incorporated
                           by  reference  to Exhibit  3.3 to  Exogen's  Form S-1
                           Registration Statement (Registration No. 33-92740).
              4.1          See  Exhibits  3.1  and  3.2  for  provisions  of the
                           Certificate  of  Incorporation  and  Bylaws of Exogen
                           defining rights of holders of common stock of Exogen.
             10.1          Amended  and  Restated  Investors'  Rights  Agreement
                           dated as of November  14,  1994,  among  Exogen,  the
                           investors  listed  on  Schedule  A  thereto,  and the
                           individuals    listed   on    Schedule   B   thereto.
                           Incorporated by reference to Exhibit 10.1 to Exogen's
                           Form S-1  Registration  Statement  (Registration  No.
                           33-92740).
             10.2          Asset Purchase  Agreement  dated as of March 1, 1993,
                           among Applied  Epigenetics,  Inc. ("AEI"),  Interpore
                           International, Inc., and Interpore Orthopaedics, Inc.
                           Incorporated by reference to Exhibit 10.2 to Exogen's
                           Form S-1 Registration Statement (Registration No. 33-
                           92740).
             10.3          [RESERVED]
             10.4          [RESERVED]
             10.5          Form of Consulting Agreements between Exogen and each
                           of Drs. McLeod and Rubin, as amended. Incorporated by
                           reference  to  Exhibit  10.5  to  Exogen's  Form  S-1
                           Registration Statement (Registration No. 33-92740).
             10.6          Form of Stock  Restriction  Agreement  between Exogen
                           and  each  of  Drs.  McLeod  and  Rubin  and  Messrs.
                           Reisner,   Ryaby,   Talish,   McBrayer,   and  Bohan.
                           Incorporated by reference to Exhibit 10.6 to Exogen's
                           Form S-1  Registration  Statement  (Registration  No.
                           33-92740).
             10.7          Form of Stock Purchase  Agreement  between Exogen and
                           each  of  Messrs.   Reisner,   Ryaby,   and   Talish.
                           Incorporated by reference to Exhibit 10.7 to Exogen's
                           Form S-1  Registration  Statement  (Registration  No.
                           33-92740).
             10.8          Manufacturing   Agreement  dated  January  20,  1994,
                           between   Exogen   and   Hi-Tronics   Designs,   Inc.
                           Incorporated by reference to Exhibit 10.8 to Exogen's
                           Form S-1  Registration  Statement  (Registration  No.
                           33-92740).
             10.9          Form of 1993  Stock  Option  Plan  Option  Agreement.
                           Incorporated by reference to Exhibit 10.9 to Exogen's
                           Form S-1  Registration  Statement  (Registration  No.
                           33-92740).
             10.10         [RESERVED]
             10.11         [RESERVED]
             10.12         Lease  Agreement  dated  December  13,  1994,  by and
                           between  Exogen and  Siemens  Medical  Systems,  Inc.
                           Incorporated   by  reference  to  Exhibit   10.13  to
                           Exogen's    Form    S-1    Registration     Statement
                           (Registration No. 33-92740).
             10.13         License  Agreement dated March 26, 1992,  between AEI
                           and Drs. McLeod and Rubin.  Incorporated by reference
                           to Exhibit  10.14 to Exogen's  Form S-1  Registration
                           Statement (Registration No. 33-92740).
             10.14         SAFHS  Agreement  dated  November 30,  1995,  between
                           Exogen and Teijin Limited.  Incorporated by reference
                           to Exhibit  10.14 to Exogen's  Form 10-K for the year
                           ended September 30, 1995.
             10.15+        Mechanical-Stress  Agreement dated November 30, 1995,
                           between Exogen and Teijin  Limited.  Incorporated  by
                           reference to Exhibit  10.15 to Exogen's Form 10-K for
                           the year ended September 30, 1995.
             10.16         Employment  Agreement  dated  March 1, 1997,  between
                           Exogen  and  Patrick  A.  McBrayer.  Incorporated  by
                           reference to Exhibit  10.16 to Exogen's Form 10-Q for
                           the second quarter ended March 31, 1997.
             10.17         Severance  Agreement,  dated  May 27,  1997,  between
                           Exogen and John Bohan.  Incorporated  by reference to
                           Exhibit  10.17  to  Exogen's  Form  10-K for the year
                           ended September 30, 1997.
             10.18         Common Stock  Purchase  Agreement,  dated October 20,
                           1997,  between Exogen and certain investors listed on
                           Schedule  1 thereto.  Incorporated  by  reference  to
                           Exhibit  10.18  to  Exogen's  Form  10-K for the year
                           ended September 30, 1997.
             10.19         Registration  Rights  Agreement,  dated  October  20,
                           1997,  between Exogen and certain investors listed on
                           Schedule  1 thereto.  Incorporated  by  reference  to
                           Exhibit  10.19  to  Exogen's  Form 10- K for the year
                           ended September 30, 1997.
             10.20         The 1995  Stock  Option  / Stock  Issuance  Plan,  as
                           amended  on  November  14,  1997.   Incorporated   by
                           reference  to  Exhibit  99.1  to  Exogen's  Form  S-8
                           Registration Statement (Registration No. 333-51731).
             10.21         The  Employee  Stock  Purchase  Plan,  as  amended on
                           November  14,  1997.  Incorporated  by  reference  to
                           Exhibit  99.9  to  Exogen's  Form  S-8   Registration
                           Statement (Registration No. 333-51731).
             10.22++       Master  Agreement,  dated  August 10,  1998,  between
                           Exogen  and  Smith &  Nephew,  Inc.  Incorporated  by
                           reference to Exhibit  10.22 to Exogen's Form 10-K for
                           the year ended September 30, 1998.
             10.23         Common  Stock  Purchase  Agreement,  dated August 10,
                           1998,  between  Exogen  and Smith & Nephew  Holdings,
                           Inc.  Incorporated  by reference to Exhibit  10.23 to
                           Exogen's  Form 10-K for the year ended  September 30,
                           1998.
             10.24*        United States Sales Representative  Agreement,  dated
                           August 10, 1998,  between  Exogen and Smith & Nephew,
                           Inc.  Incorporated  by reference to Exhibit  10.24 to
                           Exogen's Current Report on Form 8-K, dated August 10,
                           1998.
             10.25*        License  Agreement,  dated August 10,  1998,  between
                           Exogen  and  Smith &  Nephew,  Inc.  Incorporated  by
                           reference to Exhibit 10.25 to Exogen's Current Report
                           on Form 8-K, dated August 10, 1998.
             10.26         Promissory  Note,  dated  October 6, 1998,  issued by
                           Exogen  to  Jonathan  J.  Kaufman.   Incorporated  by
                           reference to Exhibit 10.1 to Exogen's  Current Report
                           on Form 8-K, dated September 30, 1998.
             10.27         Promissory  Note,  dated  October 6, 1998,  issued by
                           Exogen  to  Alessandro  Chiabrera.   Incorporated  by
                           reference to Exhibit 10.2 to Exogen's  Current Report
                           on Form 8-K, dated September 30, 1998.
             10.28         Warrant to Purchase  Common  Stock,  dated October 9,
                           1998,  issued  by  Exogen  to  Alessandro  Chiabrera.
                           Incorporated by reference to Exhibit 10.3 to Exogen's
                           Current  Report  on Form 8- K,  dated  September  30,
                           1998.
             10.29         Registration Rights Agreement, dated October 9, 1998,
                           by  and  between  Exogen  and  Alessandro  Chiabrera.
                           Incorporated by reference to Exhibit 10.4 to Exogen's
                           Current Report on Form 8-K, dated September 30, 1998.
             10.30         Promissory Note, dated September 30, 1998,  issued by
                           Exogen  to Pilla  Consulting,  Inc.  Incorporated  by
                           reference to Exhibit 10.5 to Exogen's  Current Report
                           on Form 8-K, dated September 30, 1998.
             10.31         Warrant to Purchase Common Stock, dated September 30,
                           1998,   issued  by   Exogen   to  Arthur  A.   Pilla.
                           Incorporated by reference to Exhibit 10.6 to Exogen's
                           Current Report on Form 8-K, dated September 30, 1998.
             10.32         Registration  Rights  Agreement,  dated September 30,
                           1998,  by and  between  Exogen and  Arthur A.  Pilla.
                           Incorporated by reference to Exhibit 10.7 to Exogen's
                           Current Report on Form 8-K, dated September 30, 1998.
             10.33         Amendment to Employment  Agreement,  dated October 1,
                           1998,   between   Exogen  and  Patrick  A.  McBrayer.
                           Incorporated   by  reference  to  Exhibit   10.33  to
                           Exogen's  Form 10-K for the year ended  September 30,
                           1998.
             21.1          List of  Subsidiary.  Incorporated  by  reference  to
                           Exhibit 21.1 to Exogen's Form 10-K for the year ended
                           September 30, 1995.
             27**          Financial Data Schedule.
             99.1          Preferred Shares Rights Agreement,  dated December 6,
                           1996,  between  Exogen  and  Registrar  and  Transfer
                           Company,  including the Certificate of Determination,
                           the Form of Rights  Certificate,  and the  summary of
                           Rights  attached  thereto  as  Exhibits  A, B, and C,
                           respectively.  Incorporated  by  reference to Exhibit
                           99.1  to  Exogen's  Form  10-K  for  the  year  ended
                           September 30, 1996.
                           +    Confidential treatment has been granted.
                           ++   Exogen has applied for confidential treatment of
                                this exhibit.
                           *    Exogen has applied for confidential treatment of
                                portions of this exhibit  pursuant to Rule 24b-2
                                under the  Securities  Exchange Act of 1934,  as
                                amended.
                           **   This exhibit is filed herewith.