Form 10-Q
period 1999-03-31
EXOGEN INC
filed 1999-05-14
CIK 934094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date Common Stock, par value $0.0001 per share: 12,743,900 shares outstanding at April 30, 1999.

                                  EXOGEN, INC.
                          Quarterly Report on Form 10-Q
                                 March 31, 1999



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

         Item 4. Submission of Matters to a Vote of Security Holders . . . . .

         Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . .

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                             EXOGEN, INC.

                                      CONSOLIDATED BALANCE SHEETS
                                      ---------------------------
                                   (in thousands, except share data)

                                                                               March 31,   September 30,
                                                                                  1999          1998
                                                                               --------      --------
                                                                              (Unaudited)
                                    ASSETS

Current assets:
    Cash and cash equivalents ............................................     $  3,199      $  9,833
    Short-term investments ...............................................        7,716         5,749
    Accounts receivable, net .............................................        3,527         2,703
    Inventories ..........................................................        1,373           830
    Interest receivable ..................................................          116           119
    Other current assets .................................................          287           459
                                                                               --------      --------
                 Total current assets ....................................       16,218        19,693
Furniture, fixtures and equipment, net ...................................          620           689
Other assets .............................................................          579           414
                                                                               --------      --------
                 Total assets ............................................     $ 17,417      $ 20,796
                                                                               ========      ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accounts payable .....................................................     $    863      $    691
    Accrued liabilities ..................................................        2,612         2,903
    Accrued litigation settlement--current ...............................          178           424
    Other current liabilities ............................................           22           150
                                                                               --------      --------
                 Total current liabilities ...............................        3,675         4,168
Accrued litigation settlement--noncurrent ................................          331           331
                                                                               --------      --------
                 Total liabilities .......................................        4,006         4,499

Commitments and contingencies (Note 2)

                                             EXOGEN, INC.

                                      CONSOLIDATED BALANCE SHEETS
                                      ---------------------------
                                             (continued)
                                   (in thousands, except share data)

                                                                               March 31,   September 30,
                                                                                  1999          1998
                                                                               --------      --------
                                                                              (Unaudited)
Stockholders' equity:
    Preferred stock, $0.0001 par value;  3,000,000 shares
         authorized as of March 31, 1999, and September 30,1998;
         no shares issued or outstanding .................................         --            --
    Common stock, $0.0001 par value; 27,000,000 shares authorized as of March 31, 1999, and September 30, 1998; 12,743,056
         shares issued and outstanding as of March 31, 1999, and
         12,703,718 shares issued and outstanding as of September 30, 1998            1             1
    Additional paid-in capital ...........................................       58,621        58,495
    Accumulated other comprehensive loss .................................         (344)         (288)
    Accumulated deficit ..................................................      (44,867)      (41,911)
                                                                               --------      --------
                 Total stockholders' equity ..............................       13,411        16,297
                                                                               --------      --------
                 Total liabilities and stockholders' equity ..............     $ 17,417      $ 20,796
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

                                             EXOGEN, INC.

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                -------------------------------------
                                (in thousands, except per share data)


                                                   Three Months Ended            Six Months Ended
                                                        March 31,                   March 31,
                                                  ----------------------      ----------------------
                                                   1999           1998          1999           1998
                                                  --------      --------      --------      --------
                                                       (Unaudited)                 (Unaudited)
Revenues:
     Product sales ..........................     $  3,671      $  2,642      $  6,940      $  4,514
                                                  --------      --------      --------      --------
           Total revenues ...................        3,671         2,642         6,940         4,514
                                                  --------      --------      --------      --------

Operating costs and expenses:
     Cost of product sales ..................        1,252         1,248         2,229         2,080
     Research and development ...............          743           746         1,586         1,394
     Selling, general, and administrative ...        3,278         3,018         6,424         5,838
     Nonrecurring charge for international
          doubtful accounts .................         --             800          --             800
                                                  --------      --------      --------      --------
           Total operating costs and expenses        5,273         5,812        10,239        10,112
                                                  --------      --------      --------      --------

Operating loss ..............................       (1,602)       (3,170)       (3,299)       (5,598)

Other income (expense):
     Interest income, net ...................          156           176           350           356
     Other, net .............................           (1)           (8)           (6)          (18)
                                                  --------      --------      --------      --------
           Total other income, net ..........          155           168           344           338
                                                  --------      --------      --------      --------

Loss before income taxes ....................       (1,447)       (3,002)       (2,955)       (5,260)

Provision for income taxes ..................         --               2             1             2
                                                  --------      --------      --------      --------

Net loss ....................................     $ (1,447)     $ (3,004)     $ (2,956)     $ (5,262)
                                                  ========      ========      ========      ========

Basic net loss per common share .............     $  (0.11)     $  (0.25)     $  (0.23)     $  (0.45)
                                                  ========      ========      ========      ========
Diluted net loss per common share ...........     $  (0.11)     $  (0.25)     $  (0.23)     $  (0.45)
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

                                             EXOGEN, INC.

                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   -----------------------------------------------
                                                   (in thousands)

                                                   Three Months Ended         Six Months Ended
                                                        March 31,                March 31,
                                                  --------------------      --------------------
                                                    1999         1998         1999         1998
                                                  -------      -------      -------      -------
                                                      (Unaudited)              (Unaudited)
Net loss ....................................     $(1,447)     $(3,004)     $(2,956)     $(5,262)

Other comprehensive loss:
     Foreign currency translation adjustments         (54)         (28)         (56)         (58)
                                                  -------      -------      -------      -------
           Total other comprehensive loss ...         (54)         (28)         (56)         (58)
                                                  -------      -------      -------      -------

Comprehensive loss ..........................     $(1,501)     $(3,032)     $(3,012)     $(5,320)
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

                                            EXOGEN, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               -------------------------------------
                                           (in thousands)

                                                                               Six Months Ended
                                                                                   March 31,
                                                                             --------------------
                                                                              1999          1998
                                                                             -------      -------
                                                                                  (Unaudited)
Cash flows from operating activities:
     Net loss ..........................................................     $(2,956)     $(5,262)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization ................................         181          232
          Amortization of net (discount) premium on short- and long-term
            investments ................................................         (29)        --
          Amortization of nonemployee stock
            option/warrant compensation ................................          66           60
          Provision for losses on accounts receivable ..................         221          143
          Nonrecurring charge for international doubtful accounts ......        --            800
          Other adjustments ............................................        (123)          (3)
     Decrease (increase) in assets:
          Accounts receivable, net .....................................      (1,066)        (324)
          Interest receivable ..........................................           3            1
          Inventories ..................................................        (567)         440
          Other current assets .........................................          88         (205)
          Other assets .................................................          39           32
     Increase (decrease) in liabilities:
          Accounts payable .............................................         174          (39)
          Accrued liabilities ..........................................        (282)         412
          Accrued litigation settlement ................................        (191)        --
          Other current liabilities ....................................        (128)         (33)
                                                                             -------      -------
               Net cash used in operating activities ...................      (4,570)      (3,746)
                                                                             -------      -------

Cash flows from investing activities:
     Purchase of short- and long-term investments ......................      (7,463)      (4,643)
     Proceeds from maturity of short- and long-term investments ........       5,525        3,500
     Purchase of furniture, fixtures and equipment .....................        (112)         (96)
                                                                             -------      -------
               Net cash used in investing activities ...................      (2,050)      (1,239)
                                                                             -------      -------

                                            EXOGEN, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               -------------------------------------
                                            (continued)
                                           (in thousands)

                                                                               Six Months Ended
                                                                                   March 31,
                                                                             --------------------
                                                                              1999          1998
                                                                             -------      -------
                                                                                 (Unaudited)
Cash flows from financing activities:
     Proceeds from exercise of stock options ...........................           5            9
     Proceeds from sale of common stock, net of issuance expenses ......          (1)       7,475
                                                                             -------      -------
               Net cash provided by financing activities ...............           4        7,484
                                                                             -------      -------

Effect of exchange rate changes on cash and cash
  equivalents ..........................................................         (18)          (9)
                                                                             -------      -------

Net (decrease) increase in cash and cash equivalents ...................      (6,634)       2,490
Cash and cash equivalents, beginning of period .........................       9,833        4,018
                                                                             -------      -------
Cash and cash equivalents, end of period ...............................     $ 3,199      $ 6,508
                                                                             =======      =======



              The accompanying notes are an integral part of these consolidated financial statements.

                                  EXOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

                  The accompanying  unaudited condensed  consolidated  financial statements reflect all adjustments (including normal recurring adjustments) that management considers necessary to present fairly the financial position of Exogen, Inc. ("Exogen") as of March 31, 1999, the results of operations and comprehensive income for the three and six months ended March 31, 1999 and 1998, and the cash flows for the six months then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements, which include the financial position, results of operations, comprehensive income, and cash flows for Exogen, Inc. and its wholly owned subsidiary, Exogen (Europe) GmbH, should be read with the audited consolidated financial statements for the year ended September 30, 1998, included in Exogen's Annual Report on Form 10-K.


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

                  The weighted-average number of shares used in the calculation of basic and diluted net loss per common share is as follows:

                                                       Three Months Ended March 31,           Six Months Ended March 31,
                                                          1999               1998              1999               1998
                                                       ----------         ----------        ----------         ----------
         Weighted-average shares outstanding.....      12,730,612         11,831,505        12,718,532         11,627,652

                  The following table summarizes securities that were outstanding as of March 31, 1999 and 1998, but were not included in the calculation of diluted net loss per common share because such shares are antidilutive:

                                                                March 31,
                                                       -------------------------
                                                          1999            1998
                                                       ---------         -------
         Options.................................      1,118,548         945,861
         Warrants................................        125,000         100,000

4.       INVENTORIES

                  Inventories consist of the following:

                                                     March 31,            September 30,
                                                       1999                   1998
                                                     --------               --------
                                                              (in thousands)
         Finished goods..........................    $    992               $    576
         Parts and components....................         381                    254
                                                     --------               --------
                                                     $  1,373               $    830
                                                     ========               ========

5.       SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

                                                      Six Months Ended March 31,
                                                      --------------------------
                                                        1999              1998
                                                        ----              -----
                                                           (in thousands)
         Interest paid...........................    $     5          $        3
         Income taxes paid.......................          -                   2

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

                  Exogen operates in one line of business and, therefore, identifies its reportable business segments on the basis of geography. This is the same basis of segmentation and basis of measurement of segment profit or loss reported in Exogen's 1998 Annual Report on Form 10-K. The segment profit and loss, certain revenue and expense items, and certain segment assets are as follows (in thousands):

                                   Three Months Ended March 31,   Six Months Ended March 31,
                                   ----------------------------   --------------------------
                                        1999          1998           1999         1998
                                        ----          ----           ----         ----
Revenues from external customers:
     United States ..............     $  2,956      $  2,122      $  5,817      $  3,994
     Europe .....................          294           188           525           188
     Japan ......................          421           332           598           332
Intersegment revenues:
     United States ..............          193           212           475           235
     Europe .....................         --            --            --            --
     Japan ......................         --            --            --            --
Segment (loss) profit:
     United States ..............       (1,464)       (1,944)       (2,824)       (3,740)
     Europe .....................         (156)       (1,084)         (374)       (1,546)
     Japan ......................          173            24           242            24
Segment assets (as of March 31):
     United States ..............       16,854        16,748        16,854        16,748
     Europe .....................          563           595           563           595
     Japan ......................         --            --            --            --

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

Results of Operations

Six Months Ended March 31, 1999, and March 31, 1998

         For the six months ended March 31, 1999, all product sales were from Exogen's Sonic Accelerated Fracture Healing System ("SAFHS"(R)) devices. For the six months ended March 31, 1999, product sales were $6.9 million, compared with $4.5 million for the six months ended March 31, 1998. The increase of $2.4 million (or 54%) was a result of a 38% increase in volume and an 11% increase in the average realized selling price of SAFHS devices.

         Domestic product sales were $5.8 million (or 84% of total product sales) for the six months ended March 31, 1999, an increase of $1.8 million (or 46%) over $4.0 million of domestic product sales for the same period in fiscal 1998. An increase in domestic sales volume (39%) and in the average realized selling price of SAFHS devices (4%) caused the increase in domestic product sales.

         Product sales in Europe, primarily derived from sales in Germany, were $525,000 (or 7% of total product sales) for the six months ended March 31, 1999, an increase of $337,000 (or 179%) over $188,000 in European sales for the six months ended March 31, 1998. Three factors caused the increase:

         o    a 118% increase in sales volume;
         o a fiscal 1998 (the quarter ended December 31, 1997) adjustment of approximately $151,000, increasing the reserves for uncollectible receivables in Europe and consequently decreasing revenues; and
         o a 28% increase in the average realized selling price of SAFHS devices.

         Product sales to Teijin Limited ("Teijin"), Exogen's distributor in Japan, were $598,000 (or 9% of total product sales) for the six months ended March 31, 1999, an increase of $266,000 (or 80%) over $332,000 in such sales for the six months ended March 31, 1998 (Exogen recorded its first sales to Teijin in March 1998). An increase in sales volume caused the increase in product sales to Teijin. Exogen does not anticipate that quarterly volume in fiscal 1999 will reach the quarterly volume achieved during the second half of fiscal 1998, when Teijin purchased SAFHS devices as its initial inventory build-up. Exogen expects that its fiscal 1999 sales to Teijin will represent only the restocking of Teijin's inventory. For the entire fiscal 1998, Exogen recorded product sales to Teijin of $1.4 million (or 13% of total product sales).

         Cost of product sales was $2.2 million for the six months ended March 31, 1999, compared with $2.1 million for the six months ended March 31, 1998. Included in cost of sales were royalties and the cost to manufacture the SAFHS device by Exogen and an outside source. Gross profit for the six months ended March 31, 1999, was $4.7 million (or 68% as a percentage of product sales), compared with $2.4 million (or 54%) for the six months ended March 31, 1998. The $2.3 million increase (or 94%) in gross profit was principally due to three factors:

         o    an increase in sales volume;
         o an increase in the average realized selling price of SAFHS devices; and
         o    reduced per-unit product costs.

         Research and development expenses for the six months ended March 31, 1999, increased to $1.6 million from $1.4 million for the six months ended March 31, 1998. The increase of $192,000 (or 14%) was primarily a result of an increased number of research projects funded and increased activity related to preclinical studies.

         Selling, general, and administrative expenses for the six months ended March 31, 1999, increased to $6.4 million from $5.8 million for the six months ended March 31, 1998. The increase of $586,000 (or 10%) resulted primarily from an increase in revenue-related expenses, such as commissions and bad debt, partially offset by savings caused by the transfer of sales staff to Smith & Nephew, Inc., Exogen's marketing partner.

         In March 1998, Exogen recorded an $800,000 nonrecurring charge to operations to write down certain international accounts receivable--primarily in Germany--that exceeded 180 days outstanding. Exogen has recorded no such charge in fiscal 1999. The nonrecurring charge in fiscal 1998 was precipitated by a German Supreme Social Court ruling made available to Exogen in the quarter ended March 31, 1998. The ruling stated that reimbursement under the Bundesausschuss system (the German federal organization that establishes medical reimbursement policy for outpatient healthcare providers) for new medical therapies could occur only if the new therapy was part of the official book of therapies of the Bundesausschuss. Prior to this ruling, Exogen relied on a 1995 German Supreme Social Court ruling that established that new medical therapies must be reimbursed under the pre-Bundesausschuss system if (i) treatment was proven effective and economical and (ii) treatment did not exceed the scope of what was necessary. Exogen believed the clinical effectiveness of the SAFHS device and the device's economic benefits would satisfy the requirements of the 1995 ruling. However, based on the later ruling and the fact that the SAFHS therapy is not part of the official book of therapies, Exogen recorded the nonrecurring charge. Exogen continues to pursue collection of these receivables case-by-case.

         Net interest income for the six months ended March 31, 1999, was $350,000, essentially even with the $356,000 for the six months ended March 31, 1998.

         Exogen incurred a net loss of $3.0 million, or $0.23 per share, for the six months ended March 31, 1999, compared with a net loss of $5.3 million, or $0.45 per share, for the six months ended March 31, 1998. (Per share data are based upon weighted average shares outstanding, which exclude options and warrants because they are antidilutive.) The decrease of $2.3 million (or 44%) in net loss was caused principally by the factors discussed above.

Three Months Ended March 31, 1999, and March 31, 1998

         For the three months ended March 31, 1999, all product sales were from Exogen's SAFHS devices. For the three months ended March 31, 1999, product sales were $3.7 million, compared with $2.6 million for the three months ended March 31, 1998. The increase of $1.0 million (or 39%) was a result of a 21% increase in volume and a 15% increase in the average realized selling price of SAFHS devices.

         Domestic product sales were $3.0 million (or 81% of total product sales) for the three months ended March 31, 1999, an increase of $834,000 (or 39%) over $2.1 million of domestic product sales for the same period in fiscal 1998. An increase in domestic sales volume (37%) and in the average realized selling price of SAFHS devices (2%) caused the increase in domestic product sales.

         Product sales in Europe, primarily derived from sales in Germany, were $294,000 (or 8% of total product sales) for the three months ended March 31, 1999, an increase of $106,000 (or 56%) over $188,000 in European sales for the three months ended March 31, 1998. An increase in the average realized selling price of SAFHS devices (23%) and an increase in sales volume (28%) caused the increase in product sales in Europe.

         Product sales to Teijin, Exogen's distributor in Japan, were $421,000 (or 11% of total product sales) for the three months ended March 31, 1999, an increase of $89,000 (or 27%) over $332,000 in such sales for the three months ended March 31, 1998 (Exogen recorded its first sales to Teijin in March 1998). An increase in sales volume caused the increase in product sales to Teijin. Exogen does not anticipate that quarterly volume in fiscal 1999 will reach the quarterly volume achieved during the second half of fiscal 1998, when Teijin purchased SAFHS devices as its initial inventory build-up. Exogen expects that its fiscal 1999 sales to Teijin will represent only the restocking of Teijin's inventory.

         Cost of product sales was $1.3 million for the three months ended March 31, 1999, compared with $1.2 million for the three months ended March 31, 1998. Included in cost of sales were royalties and the cost to manufacture the SAFHS device by Exogen and an outside source. Gross profit for the three months ended March 31, 1999, was $2.4 million (or 66% as a percentage of product sales), compared with $1.4 million (or 53%) for the three months ended March 31, 1998. The $1.0 million increase (or 74%) in gross profit was principally due to three factors:

         o an increase in the average realized selling price of SAFHS devices;
         o    an increase in sales volume; and
         o    reduced per-unit product costs.

         Research and development expenses for the three months ended March 31, 1999, decreased to $743,000 from $746,000 for the three months ended March 31, 1998. Although the level of spending was essentially unchanged, Exogen's second quarters' research activities shifted from preclinical studies to research projects.

         Selling, general, and administrative expenses for the three months ended March 31, 1999, increased to $3.3 million from $3.0 million for the three months ended March 31, 1998. The increase of $260,000 (or 9%) resulted primarily from an increase in revenue-related expenses, such as commissions and bad debt, partially offset by savings caused by the transfer of sales staff to Smith & Nephew, Inc., Exogen's marketing partner.

         In March 1998, Exogen recorded an $800,000 nonrecurring charge to operations to write down certain international accounts receivable--primarily in Germany--that exceeded 180 days outstanding. Exogen has recorded no such charge in fiscal 1999. The nonrecurring charge was precipitated by a German court ruling made available to Exogen in the quarter ended March 31, 1998. The ruling challenged a 1995 ruling upon which Exogen had previously relied, and caused Exogen to record the nonrecurring charge. (See the six-month discussion above for further details.)

         Net interest income for the three months ended March 31, 1999, decreased to $156,000 from $176,000 for the three months ended March 31, 1998, consistent with the level of funds available for investment.

         Exogen incurred a net loss of $1.4 million, or $0.11 per share, for the three months ended March 31, 1999, compared with a net loss of $3.0 million, or $0.25 per share, for the three months ended March 31, 1998. (Per share data are based upon weighted average shares outstanding, which exclude options and warrants because they are antidilutive.) The decrease of $1.6 million (or 52%) in net loss was caused principally by the factors discussed above.

Liquidity and Capital Resources

         Since inception, Exogen's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $44.9 million as of March 31, 1999. Through March 31, 1999, Exogen has funded its operations primarily through the following:

         o    private placements of equity securities;
         o    the July 1995 initial public offering of common stock; and
         o the August 1998 sale of 820,000 shares of common stock to Smith & Nephew for aggregate net proceeds of $3.9 million.

         For the six months ended March 31, 1999, Exogen used net cash of $4.6 million for operating activities, primarily to fund selling and marketing the SAFHS 2000. Working capital was $12.5 million as of March 31, 1999, a decrease of $3.0 million (or 19%) from the balance as of September 30, 1998. Exogen's capital expenditures for the six months ended March 31, 1999, were $112,000. Exogen estimates that equipment and furnishings to expand in-house manufacturing and administrative support activities will require capital expenditures of approximately $350,000 during fiscal 1999 and $450,000 during fiscal 2000.

         From December 1995 through March 31, 1999, Exogen has recorded $1.9 million of revenues representing milestone payments under Exogen's development agreements with Teijin:

         o    $1.4 million related to the SAFHS development agreement; and
         o    $500,000 related to the mechanical-stress agreement.

All potential milestone payments under the SAFHS agreement have been earned and paid.

         Exogen plans to finance its capital needs from existing capital resources, which Exogen believes will be sufficient to fund its operations through June 2000. Exogen has not initiated plans for funding beyond such time. However, if necessary, Exogen would consider other sources of financing, such as private placements, strategic alliances, and the sale of assets, but there is no assurance that such financing would be available when needed or on terms acceptable to Exogen. If adequate funds are not available, Exogen may be required to reduce its fixed costs and delay, reduce, or eliminate certain of its activities, which would have a material adverse effect on Exogen's business, financial condition, results of operations, and cash flows.

Accounts Receivable and Related Reserves

         Exogen believes its accounts receivable balance of $3.5 million as of March 31, 1999, net of reserves of $5.0 million, properly reflects anticipated collections. Accounts receivable reserves have increased $646,000 since September 30, 1998, as a result of higher revenue levels and the delayed write-off of older claims as Exogen continues to actively pursue payment of these claims. Reserves against gross accounts receivable are comprised of allowances for returns, pricing adjustments, and bad debts. Exogen records revenues net of returns and pricing adjustments, while bad debt expense is recorded as a "Selling, general, and administrative" expense.

         The largest component of the reserves is the allowance for pricing adjustments, which totals $3.2 million as of March 31, 1999. This allowance is an estimate of adjustments that may be made to Exogen's invoiced price by third-party payors, primarily medical insurance companies and government entities, who are the principal reimbursers for Exogen's device. Based on fee schedules derived by third-party payors or on provisions in patients' insurance policies, these third-party payors may limit, modify, or deny the amount charged for the SAFHS therapy. Exogen determines this reserve based upon historical payment patterns within various payor categories, and also considers changes in economic or other conditions that could affect the ability of third-party payors to meet their obligations. Since the collection process involves multiple parties (primary insurers, secondary insurers, and patients) and since the appeals process in collecting medical claims can be lengthy and cumbersome, accounts can age over an extended period of time.

         Exogen provides additional reserves on older claims to reflect the reduced probability of collections on such claims, but does not write off such amounts until Exogen determines that the claim is uncollectible based on one or more of the following factors:

         o    discussion  and  correspondence   from  the  payor  regarding  the
              reason(s) for denied payment;
         o Exogen's ability to provide additional information needed to satisfy the third-party payor;

         o economic or other conditions that surface regarding the payor's ability to pay a claim; and
         o    the age of the invoice.

         Early in its operating history, Exogen had insufficient historical information from which to analyze and establish its write-off practices. As a result, Exogen used predetermined time criteria for writing off account balances. Specifically, Exogen wrote off domestic receivable balances that were older than eight months. As Exogen gained more experience in collecting accounts and as it assembled additional historical data, it found that collections of older accounts were possible. This data included information on Exogen's history in appealing denied and/or reduced payments. As a result, in fiscal 1997, Exogen adjusted its write-off practices to cease the automatic write-off of accounts older than eight months. Consequently, accounts may now age longer than eight months, but appropriate reserve levels are maintained and/or increased on these accounts to cover their expected collectibility. Since a larger reserve is required on older accounts, this adjustment in Exogen's write-off practices has increased not only the dollar amount of the allowances but also the percentage of the allowances relative to the gross accounts receivable balances. However, the net accounts receivable balance continues to reflect the amount that Exogen expects to collect. The timing of the write-offs has no impact on the expected collection levels or on liquidity.

         Of the net accounts receivable as of March 31, 1999, $213,000 represented European accounts receivable. The European accounts receivable was net of a March 1998 nonrecurring write-down of $800,000 to reflect anticipated reduced collectibility. Although Exogen continues to pursue collection of these written-down European receivables case-by-case, collections have been limited, and Exogen is not relying on the collection of these receivables to meets its liquidity requirements.

Year 2000 Compliance

         The Year 2000 compliance issue results from the inability of systems that utilize computer programs to properly process dates that fall in the year 2000 and beyond. This issue arises because many such programs were developed using two digits rather than four digits to identify the applicable year. As a result, programs that use time-sensitive calculations may not function correctly in the year 2000. Those programs developed using four-digit years are probably Year 2000 compliant; however, all other programs will likely require modification and/or replacement to be compliant. The Year 2000 issue not only affects computer hardware and software, but also can affect equipment used in the operations of Exogen, and extends to the systems of outside suppliers and customers, upon which Exogen relies. Failure to address the Year 2000 issue on a timely basis, or at all, for critical programs used by Exogen could result in system failures or miscalculations, which could have a material adverse effect on Exogen's business, financial condition, results of operations, and cash flows.

State of Readiness

         Exogen performed an initial assessment of its Year 2000 compliance during fiscal 1998. Subsequently, Exogen formed a Year 2000 task force, comprised of employees across all functions, that performed a detailed review of Exogen's operations for Year 2000 compliance. The task force manager reports to the Chief Financial Officer, and updates are provided to the Board of Directors quarterly (or more frequently, if needed). During its review, the task force identified compliance deficiencies. Certain deficiencies have already been corrected; in other cases, the task force is preparing recommendations for corrective actions. Once the recommendations have been approved, the task force will implement and monitor the corrective actions.

         The following information summarizes the review performed by the Year 2000 task force in the principal areas of exposure, and the corrective actions that Exogen has implemented to date:

         SAFHS Device. Exogen tested the SAFHS device and expects it to function properly in the Year 2000. Although the device contains a program that uses a two-digit year for recording data, the functions performed by the device are not affected. Certain custom-developed software used by Exogen to analyze data collected by the device has been modified to interpret the two-digit data. No further actions are anticipated.

         Information Systems Hardware and Software. During the second quarter of fiscal 1999, an independent consulting firm performed a review of Exogen's information systems hardware and software. The results indicated that certain software upgrades, in addition to selected hardware replacements, were necessary for Year 2000 compliance. Exogen expects to install these upgrades and replacements during the third quarter of fiscal 1999. A test of the entire system, under Year 2000 simulated conditions, is planned for early fourth quarter of fiscal 1999.

         Custom-Developed Business Applications. Exogen uses custom-developed software to run certain critical operations. Such software was developed to be Year 2000 compliant. Exogen has not found any significant areas of noncompliance, but testing will not be completed until the third quarter of fiscal 1999. If any significant areas of noncompliance are found, programming modifications will occur using Exogen's application development vendor.

         Third-Party Business Software. Exogen uses various third-party software to perform certain business processes (including purchasing, payroll, and stock administration) and certain business functions (including spreadsheets, word processing, and graphics). Many of these vendors have informed Exogen that they are addressing the Year 2000 issue. In some cases, these vendors are upgrading their current software. In other cases, Exogen will need to purchase new software. Since Exogen regularly upgrades its software to the latest versions, the costs associated with certain of these upgrades are part of normal operations. Other software, if its functionality no longer meets business requirements, would also be replaced as part of normal operations. Exogen continues to upgrade and/or replace any third-party business software that is not Year 2000 compliant, and anticipates to complete this process by the fourth quarter of fiscal 1999.

         Other Equipment Using Computer Programs. Exogen uses various equipment to handle functions performed within Exogen, including manufacturing, telecommunicating, photocopying, and faxing. Some of this equipment is not Year 2000 compliant. Exogen has replaced or upgraded some of the noncompliant equipment during the first half of fiscal 1999, and will make additional replacements or upgrades during the balance of fiscal 1999.

         Suppliers. Exogen relies on outside organizations to supply, in various degrees, information, goods, and services, including the following:

         o    supplies, raw materials, and finished goods;
         o    payroll services;
         o    banking/financial services;
         o    distribution services; and
         o    utilities/communications services.

Exogen has received information from some suppliers regarding their Year 2000 preparedness. These suppliers are either compliant or claim they will be compliant prior to the year 2000. In other cases, where possible and critical, Exogen is investigating the suppliers' Year 2000 compliance. Where the supplier is critical and it is reasonably likely that the supplier will be affected by the Year 2000 issue, Exogen plans to stock additional inventory and/or qualify other suppliers to mitigate any disruption to operations. However, Exogen cannot guarantee the availability of additional supply or the Year 2000 compliance of alternative vendors. The failure of key suppliers to be Year 2000 compliant, on a timely basis or at all, could have a material adverse effect on Exogen's business, financial condition, results of operations, and cash flows.

         Customers. Exogen's customer base includes physicians, patients, and third-party payors. The Year 2000 issue is not expected to affect the flow of prescriptions for the device from physicians, nor the use of the product by the patient. However, Exogen relies on third-party reimbursement organizations at the state, federal, and private levels to pay for Exogen's device. Exogen has received reimbursement from over 800 third-party payors, although there is not a significant concentration with any particular payor. Exogen may attempt to assess the impact of the Year 2000 issue on certain payors. If a significant percentage of payors do not address the Year 2000 issue on a timely basis, Exogen's cash flow could be materially reduced until such issues are corrected. Exogen may consider financing alternatives if it is reasonably likely that a significant portion of its cash flows could be impacted and existing resources are not sufficient to cover such exposure. The inability of payors to achieve Year 2000 compliance could affect their ability to make timely, accurate, or complete payments, which could have a material adverse effect on Exogen's business, financial condition, results of operations, and cash flows.

         Marketing Partners. Exogen relies on Smith and Nephew to provide the required sales organization and related support to sell the SAFHS device in the United States and the United Kingdom. In Japan, Exogen is dependent on Teijin for the distribution of the SAFHS device. There are no current computer systems connecting Exogen with either of its two marketing partners. However, the ability of Smith and Nephew and Teijin to effectively function as business organizations, and to effectively perform the functions on which Exogen relies, is dependent on each organization addressing the Year 2000 issue on a timely basis. Exogen continues to investigate each organization's state of preparedness to determine if any significant risks exist for Exogen, and, if so, Exogen will develop mutual actions needed to mitigate those risks. The inability of either of these marketing partners to properly address the Year 2000 issue in its business operations could have a material adverse effect on Exogen's business, financial condition, results of operations, and cash flows.

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

As a result, Exogen does not believe that any of these areas will have a material adverse effect on Exogen's business, financial condition, results of operations, and cash flows. There can be no assurances, however, that Exogen will not find Year 2000 issues in these areas as further compliance testing occurs, or that such issues, if found, can be corrected on a timely basis.

         Exogen relies on, and will continue to rely on, third parties to provide:

         o    equipment, goods, and services;
         o    reimbursement for the SAFHS device; and
         o    marketing and distribution support for the SAFHS device.

There can be no assurance that these third parties will adequately address Year 2000 compliance issues or that contingency plans in certain areas are possible or practical. As a result, there could be a material adverse effect on Exogen's business, financial condition, results of operations, and cash flows.

Costs

         Certain costs in addressing the Year 2000 issue would be part of Exogen's normal operating expenses, regardless of whether a Year 2000 issue existed. However, Exogen does expect to incur additional expenses during fiscal 1999 that are solely for Year 2000 compliance purposes. Such costs are not expected to be material. Based on the review discussed above, Exogen estimates the cost to achieve Year 2000 compliance will range from $100,000 to $150,000 during fiscal 1999. Exogen has incurred approximately $65,000 of these costs as of March 31, 1999.

Contingency Plan

         Exogen expects to be compliant prior to the year 2000, and does not foresee significant risks associated with achieving such compliance. However, certain risks exist over which Exogen has little or no control. To mitigate such risks, the Year 2000 task force will develop a contingency plan by using the most "reasonably likely" worst-case scenario and by assessing the critical Year 2000 risks to Exogen. Exogen anticipates that such a contingency plan will be developed by the end of the fourth quarter of fiscal 1999. Like many organizations, Exogen does not have previous experience with issues like the Year 2000 issue. However, Exogen believes it is developing appropriate strategies to address the issue, but such strategies do not guarantee success in a timely manner, or at all.

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

Business Considerations

History of Losses and Expectation of Continued Losses at Least Through 2000

         We have had a history of substantial net losses since our inception. We incurred net losses of $3.0 million for the six months ended March 31, 1999, $7.6 million for the year ended September 30, 1998, $11.2 million for the year ended September 30, 1997, and $10.6 million for the year ended September 30, 1996. As of March 31, 1999, we had an accumulated deficit of $44.9 million. The net losses we have incurred to date and the net losses we expect to continue to incur for at least the next two years have been due to several factors, including the following:

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

We May Require Additional Financing

         Based on our current level of operations, we believe that our existing capital resources will be sufficient to meet our needs through June 2000. However, this is a forward-looking statement, and no assurance can be given that there will be no change that would consume available resources significantly before such time. After that time, we may not generate sufficient cash flow from operations or be able to raise capital in sufficient amounts to enable us to operate our business. If necessary, we would consider other sources of financing, such as private placements, strategic alliances, and the sale of assets, but we cannot assure you that such financing would be available when needed or on terms acceptable to us. If adequate funds are not available, we may be required to reduce our fixed costs and delay, reduce, or eliminate certain of our activities, which would materially affect our business, financial condition, results of operations, and cash flows.

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

Substantial Dependence on Third Parties in Europe and Japan to Sell the SAFHS Device

         We depend on independent distributors, sales agents, and marketing partners to sell the SAFHS device in Europe, Japan, and other territories. Revenues derived from international sales of the SAFHS device represented 16% for the six months ended March 31, 1999, 19% for the year ended September 30, 1998, 18% for the year ended September 30, 1997, and 14% for the year ended September 30, 1996.

         Through a subsidiary in Germany, we began selling and marketing the SAFHS device in Europe in February 1996. We also sell and market the SAFHS device in Europe through independent distributors and sales agents. We have recorded sales in Germany, Austria, Holland, Denmark, Switzerland, Belgium, the United Kingdom, and Israel. Revenues derived from sales of the SAFHS device in Europe represented 7% for the six months ended March 31, 1999, 6% for the year ended September 30, 1998, 18% for the year ended September 30, 1997, and 14% for the year ended September 30, 1996. Most of our sales of the SAFHS device in Europe are derived from Germany, where we receive limited local reimbursement only on a case-by-case basis. Our European accounts receivable as of March 31, 1999, net of allowances for returns, pricing adjustments, and bad debt, was $213,000.

         In Japan, we sell the SAFHS device to our exclusive distributor, Teijin Limited, a Japanese corporation. We are responsible for manufacturing and supplying the SAFHS device to Teijin for clinical trials and sales in Japan, while Teijin is responsible for obtaining regulatory approval and for marketing and distributing the SAFHS device in Japan. In May 1998, Teijin announced that the Health and Welfare Ministry of Japan had approved reimbursement for the SAFHS device, which was the final approval Teijin needed to begin commercial distribution of the SAFHS device in Japan. In June 1998, Teijin began to sell the SAFHS device in Japan. Exogen's revenues derived from sales of the SAFHS device to Teijin represented 9% for the six months ended March 31, 1999, and 13% for the year ended September 30, 1998. Most of Teijin's purchases of SAFHS devices in fiscal 1998, which were primarily in the second half of the year, represented an initial inventory build-up by Teijin to begin commercial distribution in Japan. Purchases by Teijin in fiscal 1999 should be principally to restock the inventory that Teijin sells. We do not anticipate that any of Teijin's quarterly restocking purchases will reach the quarterly volume achieved by Teijin's initial stocking of inventory in fiscal 1998.

         Under the distribution arrangement with Smith & Nephew, Smith & Nephew has an option to obtain exclusive distribution rights to the SAFHS device worldwide (except for Japan). In April 1999, we completed an agreement with Smith & Nephew, whereby it obtained the exclusive distribution rights to the SAFHS device in the United Kingdom. We cannot assure you that Smith & Nephew will exercise its option to obtain worldwide (except for Japan) distribution rights to the SAFHS device. We also cannot assure you that the existence of this option will not materially and adversely affect our ability to maintain effective distribution arrangements in international markets, pending the exercise or expiration of this option.

         We cannot assure you that our independent distributors, sales agents, and marketing partners will succeed in marketing and selling the SAFHS device in Europe, Japan, and other territories. Each of the foreign markets in which we sell, or plan to sell, our products has separate regulatory and product approval requirements. We cannot assure you that we will be able to obtain the necessary regulatory approvals of the SAFHS device in foreign markets. If our independent distributors, sales agents, and marketing partners are not successful in marketing and selling the SAFHS device in Europe, Japan, and other territories, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Risks Associated with International Operations

         Our international operations are subject to inherent risks, including the following:

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

         We have developed a multi-level program to obtain coverage and reimbursement from third-party payors for the SAFHS device as a new treatment. The SAFHS device is classified by third-party payors as durable medical equipment. Although we have not received broad approval from any reimbursement authority for payment of the SAFHS device, we have received approval from various third-party payors case-by-case.

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

         To assist in the collection of outstanding claims and to expedite the reimbursement process on future claims, Exogen is seeking nationwide approval by the Bundesausschuss. To this end, in August 1997, Exogen submitted a formal application to the National Krankenkasse (the predecessor to the Bundesausschuss). The application process includes scientific and economic assessments. In August 1998, the Minister of Health accepted the recommendation of the Bundesausschuss not to approve national reimbursement for SAFHS therapy. Exogen is appealing the Minister of Health's decision through administrative and legal channels. Exogen has also filed a lawsuit against the Bundesausschuss to challenge its decision. Both actions are being actively pursued at this time.

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

         In Holland, we have received approval from the Ministry of Health, Welfare, and Sports of The Netherlands for the nationwide reimbursement of Exogen's SAFHS device for the treatment of nonunion fractures older than six months. The approval, effective April 1, 1999, was based on an extensive review by the Ziekenfondsraad (Sick Fund Council) of the clinical efficacy and economic benefits of SAFHS therapy.

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

         A PMA application must be supported by extensive data, including preclinical and clinical trial data, to demonstrate the safety and efficacy of the device for the uses specified in the PMA application. If human clinical trials of a device are required and the device presents a "significant risk," the manufacturer or the distributor of the device must file an Investigational Device Exemption ("IDE") and have an approved application prior to commencing human clinical trials.

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

         We are also subject to numerous federal, state, and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire-hazard control, and disposal of hazardous or potentially hazardous substances. We cannot assure you that we will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon our business, financial condition, results of operations, or cash flows.

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

Limited Protection of Patents, Copyrights, and Proprietary Rights; Risk of Patent Infringement

         Our success will depend in part on our ability to obtain and maintain United States and foreign patent protection, preserve our copyrights and trade secrets, and operate without infringing the proprietary rights of third parties. We place considerable importance on obtaining patent protection for significant new technologies, products, and processes. With respect to our SAFHS technology, we hold title to 11 issued United States patents, one issued Canadian patent, one issued Taiwanese patent, one issued New Zealand patent, one registered Japanese patent, 12 pending United States patent applications, and corresponding Patent Cooperation Treaty and foreign patent applications. The original United States ultrasound patent that is the basis of the SAFHS device expires in 2007. Our 10 other issued United States patents relating to SAFHS technology will expire between 2008 and 2014.

         With respect to our mechanical-stress technology, we are the exclusive licensee of four issued United States patents, two issued foreign patents, one pending United States patent application, and five pending foreign patent applications. The four issued United States patents will expire between 2010 and 2011. The exclusive license agreement relating to the mechanical-stress technology provides for royalty payments on sales of products using the patented technology. Under the license agreement, our exclusive license may revert to a nonexclusive license if we do not use good faith efforts to commercially exploit the patented technology. The license agreement expires on the later of March 2022 or the expiration of the final patent licensed to us.

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

         The manufacture of the SAFHS device involves an assembly process with a number of significant components. Each device is tested and released by us in accordance with FDA requirements. Most purchased components are available from more than one vendor. However, one key component currently is manufactured by a single-source vendor. For this component, there are relatively few alternative sources of supply. However, we are actively in the process of qualifying alternative vendors for this component. If the supply of this component is interrupted, and we are unable to establish additional or replacement suppliers for such component, our business, financial condition, results of operations, and cash flows will be materially and adversely affected.

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

Year 2000 Risks

         The Year 2000 compliance issue results from the inability of systems that utilize computer programs to properly process dates that fall in the year 2000 and beyond. This issue arises because many such programs were developed using two digits rather than four digits to identify the applicable year. As a result, programs that use time-sensitive calculations may not function correctly in the year 2000. Those programs developed using four-digit years are probably Year 2000 compliant; however, all other programs will likely require modification and/or replacement to be compliant. The Year 2000 issue not only affects computer hardware and software, but also can affect equipment used in the operations of Exogen, and extends to the systems of outside suppliers and customers, upon which Exogen relies. Failure to address the Year 2000 issue on a timely basis, or at all, for critical programs used by Exogen could result in system failures or miscalculations, which could have a material adverse effect on Exogen's business, financial condition, results of operations, and cash flows.

         We have formed a Year 2000 task force that reviewed our operations in detail for Year 2000 compliance in the following areas:

         o    the SAFHS devices;
         o    our information systems hardware and software;
         o    our custom-developed business applications;
         o    third-party business software; and
         o    other equipment using computer programs.


We do not believe that any of these areas will have a material adverse effect on our business, financial condition, results of operations, and cash flows. We cannot assure you that we will not find Year 2000 issues in these areas as further compliance testing occurs, or that such issues, if found, can be corrected on a timely basis.

         We also reviewed our suppliers, customers, and marketing partners for Year 2000 compliance. We rely on, and will continue to rely on, these third parties to provide the following:

         o    equipment, goods, and services;
         o    reimbursement for the SAFHS devices; and
         o    marketing and distributing support for the SAFHS device.

There can be no assurance that these third parties will adequately address Year 2000 compliance issues or that contingency plans in certain areas are possible or practical. As a result, there could be a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Shares Eligible for Future Sale

         If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public market, the market price of our common stock could fall. Such sales also might make it difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of April 30, 1999, there were 12,743,900 shares of common stock outstanding as follows:

         o 820,000 shares of common stock, which are held by Smith & Nephew and are covered by a registration statement that has been filed with the SEC but not declared effective;
         o approximately 2.4 million shares, which are held by affiliates and are subject to the volume restrictions of Rule 144; and
         o the remaining outstanding shares of common stock, which are freely tradeable.

The possible sale of a significant number of the above shares of common stock may cause the price of our common stock to fall.

         We have registered for resale 1,350,000 shares of common stock reserved for issuance under our 1995 Stock Option/Stock Issuance Plan, as amended. As of April 30, 1999, options to purchase 1,103,998 shares of common stock were outstanding and will be eligible for sale in the public market from time to time, subject to vesting. In addition, 159,632 shares of common stock are available under Exogen's employee stock purchase plan, as amended. Also, there are 125,000 shares of common stock issuable upon exercise of warrants, which may be sold in accordance with Rule 144 one year after their date of issuance. The possible sale of a significant number of the shares issuable upon exercise of stock options and warrants, or under the employee stock purchase plan, may cause the price of our common stock to fall.

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

Currency Rate Fluctuations

         Since 6% of Exogen's fiscal 1998 net product revenues, and 7% of those for the six months ended March 31, 1999, were derived from a European subsidiary operating in a local currency environment, and 3% of Exogen's total assets as of March 31, 1999, were European, Exogen's financial position, results of operations, and cash flows are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The principal non-U.S. currency used for valuation by Exogen's subsidiary is the German mark. Exogen does not limit its risk in this area by using any financial tools, such as currency hedge contracts. Therefore, volatility in currency exchange rates could have a material adverse effect on those revenues and assets denominated in non-U.S. currencies.

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

              None.


ITEM 3.       Defaults Upon Senior Securities

              None.


ITEM 4.       Submission of Matters to a Vote of Security Holders

              (a) The  Company's  Annual  Meeting  of  Stockholders  was held on
                  February 25, 1999.

              (c) The motions before stockholders were:

                  (1)      To elect seven Directors.

                                                          Votes        Votes     Votes                     Broker
                           Name of Director                For        Against  Withheld    Abstentions    Nonvotes
                           ----------------                ---        -------  --------    -----------    --------
                           John P. Ryaby                10,708,286        -     22,171           -            -
                           Patrick A. McBrayer          10,708,286        -     22,171           -            -
                           Buzz Benson                  10,708,286        -     22,171           -            -
                           Donald J. Lothrop            10,705,286        -     25,171           -            -
                           Peter C. Madeja              10,708,286        -     22,171           -            -
                           David J. Ottensmeyer,  M.D.  10,708,286        -     22,171           -            -
                           Terence D. Wall              10,703,844        -     26,613           -            -


                  (2) To ratify the selection of Arthur Andersen LLP, independent public accountants, as auditors of Exogen for the fiscal year ending September 30, 1999.

                           Votes For                   10,721,996
                           Votes Against                    5,821
                           Votes Withheld                       -
                           Abstentions                      2,640
                           Broker Nonvotes                      -


ITEM 5.       Other Information

              None.

ITEM 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:

                   3.1     Second   Amended   and   Restated    Certificate   of
                           Incorporation of Exogen. Incorporated by reference to
                           Exhibit  3.1 to  Exogen's  Form  10-Q  for the  third
                           quarter ended June 30, 1995.
                   3.2     Amended and Restated  Bylaws of Exogen.  Incorporated
                           by  reference  to Exhibit  3.3 to  Exogen's  Form S-1
                           Registration Statement (Registration No. 33-92740).
                   4.1     See  Exhibits  3.1  and  3.2  for  provisions  of the
                           Certificate  of  Incorporation  and  Bylaws of Exogen
                           defining rights of holders of common stock of Exogen.
                  10.1     Amended  and  Restated  Investors'  Rights  Agreement
                           dated as of November  14,  1994,  among  Exogen,  the
                           investors  listed  on  Schedule  A  thereto,  and the
                           individuals    listed   on    Schedule   B   thereto.
                           Incorporated by reference to Exhibit 10.1 to Exogen's
                           Form S-1  Registration  Statement  (Registration  No.
                           33-92740).
                  10.2     Asset Purchase  Agreement  dated as of March 1, 1993,
                           among Applied  Epigenetics,  Inc. ("AEI"),  Interpore
                           International, Inc., and Interpore Orthopaedics, Inc.
                           Incorporated by reference to Exhibit 10.2 to Exogen's
                           Form S-1 Registration Statement (Registration No. 33-
                           92740).
                  10.3     [RESERVED]
                  10.4     [RESERVED]
                  10.5     Form of Consulting Agreements between Exogen and each
                           of Drs. McLeod and Rubin, as amended. Incorporated by
                           reference  to  Exhibit  10.5  to  Exogen's  Form  S-1
                           Registration Statement (Registration No. 33-92740).
                  10.6     Form of Stock  Restriction  Agreement  between Exogen
                           and  each  of  Drs.  McLeod  and  Rubin  and  Messrs.
                           Reisner,   Ryaby,   Talish,   McBrayer,   and  Bohan.
                           Incorporated by reference to Exhibit 10.6 to Exogen's
                           Form S-1  Registration  Statement  (Registration  No.
                           33-92740).
                  10.7     Form of Stock Purchase  Agreement  between Exogen and
                           each  of  Messrs.   Reisner,   Ryaby,   and   Talish.
                           Incorporated by reference to Exhibit 10.7 to Exogen's
                           Form S-1  Registration  Statement  (Registration  No.
                           33-92740).
                  10.8     Manufacturing   Agreement  dated  January  20,  1994,
                           between   Exogen   and   Hi-Tronics   Designs,   Inc.
                           Incorporated by reference to Exhibit 10.8 to Exogen's
                           Form S-1  Registration  Statement  (Registration  No.
                           33-92740).
                  10.9     Form of 1993  Stock  Option  Plan  Option  Agreement.
                           Incorporated by reference to Exhibit 10.9 to Exogen's
                           Form S-1  Registration  Statement  (Registration  No.
                           33-92740).
                 10.10     [RESERVED]
                 10.11     [RESERVED]
                 10.12     Lease  Agreement  dated  December  13,  1994,  by and
                           between  Exogen and  Siemens  Medical  Systems,  Inc.
                           Incorporated   by  reference  to  Exhibit   10.13  to
                           Exogen's    Form    S-1    Registration     Statement
                           (Registration No. 33-92740).
                  10.13    License  Agreement dated March 26, 1992,  between AEI
                           and Drs. McLeod and Rubin.  Incorporated by reference
                           to Exhibit  10.14 to Exogen's  Form S-1  Registration
                           Statement (Registration No. 33-92740).
                  10.14    SAFHS  Agreement  dated  November 30,  1995,  between
                           Exogen and Teijin Limited.  Incorporated by reference
                           to Exhibit  10.14 to Exogen's  Form 10-K for the year
                           ended September 30, 1995.
                  10.15+   Mechanical-Stress  Agreement dated November 30, 1995,
                           between Exogen and Teijin  Limited.  Incorporated  by
                           reference to Exhibit  10.15 to Exogen's Form 10-K for
                           the year ended September 30, 1995.
                  10.16    Employment  Agreement  dated  March 1, 1997,  between
                           Exogen  and  Patrick  A.  McBrayer.  Incorporated  by
                           reference to Exhibit  10.16 to Exogen's Form 10-Q for
                           the second quarter ended March 31, 1997.
                  10.17    Severance  Agreement,  dated  May 27,  1997,  between
                           Exogen and John Bohan.  Incorporated  by reference to
                           Exhibit  10.17  to  Exogen's  Form  10-K for the year
                           ended September 30, 1997.
                  10.18    Common Stock  Purchase  Agreement,  dated October 20,
                           1997,  between Exogen and certain investors listed on
                           Schedule  1 thereto.  Incorporated  by  reference  to
                           Exhibit  10.18  to  Exogen's  Form  10-K for the year
                           ended September 30, 1997.
                  10.19    Registration  Rights  Agreement,  dated  October  20,
                           1997,  between Exogen and certain investors listed on
                           Schedule  1 thereto.  Incorporated  by  reference  to
                           Exhibit  10.19  to  Exogen's  Form  10-K for the year
                           ended September 30, 1997.
                  10.20    The 1995  Stock  Option  / Stock  Issuance  Plan,  as
                           amended  on  November  14,  1997.   Incorporated   by
                           reference  to  Exhibit  99.1  to  Exogen's  Form  S-8
                           Registration Statement (Registration No. 333-51731).
                  10.21    The  Employee  Stock  Purchase  Plan,  as  amended on
                           November  14,  1997.  Incorporated  by  reference  to
                           Exhibit  99.9  to  Exogen's  Form  S-8   Registration
                           Statement (Registration No. 333-51731).
                  10.22*   Master  Agreement,  dated  August 10,  1998,  between
                           Exogen  and  Smith &  Nephew,  Inc.  Incorporated  by
                           reference to Exhibit  10.22 to Exogen's Form 10-K for
                           the year ended September 30, 1998.
                  10.23    Common  Stock  Purchase  Agreement,  dated August 10,
                           1998,  between  Exogen  and Smith & Nephew  Holdings,
                           Inc.  Incorporated  by reference to Exhibit  10.23 to
                           Exogen's  Form 10-K for the year ended  September 30,
                           1998.
                  10.24*   United States Sales Representative  Agreement,  dated
                           August 10, 1998,  between  Exogen and Smith & Nephew,
                           Inc.  Incorporated  by reference to Exhibit  10.24 to
                           Exogen's Current Report on Form 8-K, dated August 10,
                           1998.
                  10.25*   License  Agreement,  dated August 10,  1998,  between
                           Exogen  and  Smith &  Nephew,  Inc.  Incorporated  by
                           reference to Exhibit 10.25 to Exogen's Current Report
                           on Form 8-K, dated August 10, 1998.
                  10.26    Promissory  Note,  dated  October 6, 1998,  issued by
                           Exogen  to  Jonathan  J.  Kaufman.   Incorporated  by
                           reference to Exhibit 10.1 to Exogen's  Current Report
                           on Form 8-K, dated September 30, 1998.
                  10.27    Promissory  Note,  dated  October 6, 1998,  issued by
                           Exogen  to  Alessandro  Chiabrera.   Incorporated  by
                           reference to Exhibit 10.2 to Exogen's  Current Report
                           on Form 8-K, dated September 30, 1998.
                  10.28    Warrant to Purchase  Common  Stock,  dated October 9,
                           1998,  issued  by  Exogen  to  Alessandro  Chiabrera.
                           Incorporated by reference to Exhibit 10.3 to Exogen's
                           Current Report on Form 8-K, dated September 30, 1998.
                  10.29    Registration Rights Agreement, dated October 9, 1998,
                           by  and  between  Exogen  and  Alessandro  Chiabrera.
                           Incorporated by reference to Exhibit 10.4 to Exogen's
                           Current Report on Form 8-K, dated September 30, 1998.
                  10.30    Promissory Note, dated September 30, 1998,  issued by
                           Exogen  to Pilla  Consulting,  Inc.  Incorporated  by
                           reference to Exhibit 10.5 to Exogen's  Current Report
                           on Form 8-K, dated September 30, 1998.
                  10.31    Warrant to Purchase Common Stock, dated September 30,
                           1998,   issued  by   Exogen   to  Arthur  A.   Pilla.
                           Incorporated by reference to Exhibit 10.6 to Exogen's
                           Current Report on Form 8-K, dated September 30, 1998.
                  10.32    Registration  Rights  Agreement,  dated September 30,
                           1998,  by and  between  Exogen and  Arthur A.  Pilla.
                           Incorporated by reference to Exhibit 10.7 to Exogen's
                           Current Report on Form 8-K, dated September 30, 1998.
                  10.33    Amendment to Employment  Agreement,  dated October 1,
                           1998,   between   Exogen  and  Patrick  A.  McBrayer.
                           Incorporated   by  reference  to  Exhibit   10.33  to
                           Exogen's  Form 10-K for the year ended  September 30,
                           1998.
                  21.1     List of  Subsidiary.  Incorporated  by  reference  to
                           Exhibit 21.1 to Exogen's Form 10-K for the year ended
                           September 30, 1995.
                  27**     Financial Data Schedule.
                  99.1     Preferred Shares Rights Agreement,  dated December 6,
                           1996,  between  Exogen  and  Registrar  and  Transfer
                           Company, including the Certificate of Determination, the Form of Rights Certificate, and the summary of Rights attached thereto as Exhibits A, B, and C, respectively. Incorporated by reference to Exhibit
                           99.1  to  Exogen's  Form  10-K  for  the  year  ended
                           September 30, 1996.

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





                                                   EXOGEN, INC.
                                                   (Registrant)




May 14, 1999                       By:    /s/ Patrick A. McBrayer
                                          -------------------------
                                          Patrick A. McBrayer, President and
                                          Chief Executive Officer




May 14, 1999                       By:    /s/ Richard H. Reisner
                                          ------------------------
                                          Richard H. Reisner, Vice President and
                                          Chief Financial Officer (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)

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

                                  EXOGEN, INC.

                                  EXHIBIT INDEX

            Number                          Description
            ------                          -----------

             10.10         [RESERVED]
             10.11         [RESERVED]
             10.12 Lease Agreement dated December 13, 1994, by and between Exogen and Siemens Medical Systems, Inc. Incorporated by reference to Exhibit 10.13 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).
             10.13 License Agreement dated March 26, 1992, between AEI and Drs. McLeod and Rubin. Incorporated by reference to Exhibit 10.14 to Exogen's Form S-1 Registration Statement (Registration No. 33-92740).
             10.14 SAFHS Agreement dated November 30, 1995, between Exogen and Teijin Limited. Incorporated by reference to Exhibit 10.14 to Exogen's Form 10-K for the year ended September 30, 1995.
             10.15+ Mechanical-Stress Agreement dated November 30, 1995, between Exogen and Teijin Limited. Incorporated by reference to Exhibit 10.15 to Exogen's Form 10-K for the year ended September 30, 1995.
             10.16 Employment Agreement dated March 1, 1997, between Exogen and Patrick A. McBrayer. Incorporated by reference to Exhibit 10.16 to Exogen's Form 10-Q for the second quarter ended March 31, 1997.
             10.17 Severance Agreement, dated May 27, 1997, between Exogen and John Bohan. Incorporated by reference to
                           Exhibit 10.17 to Exogen's Form 10-K for the year ended September 30, 1997.
             10.18 Common Stock Purchase Agreement, dated October 20, 1997, between Exogen and certain investors listed on
                           Schedule  1 thereto.  Incorporated  by  reference  to
                           Exhibit 10.18 to Exogen's Form 10-K for the year ended September 30, 1997.
             10.19 Registration Rights Agreement, dated October 20, 1997, between Exogen and certain investors listed on
                           Schedule  1 thereto.  Incorporated  by  reference  to
                           Exhibit 10.19 to Exogen's Form 10- K for the year ended September 30, 1997.
             10.20 The 1995 Stock Option / Stock Issuance Plan, as amended on November 14, 1997. Incorporated by reference to Exhibit 99.1 to Exogen's Form S-8 Registration Statement (Registration No. 333-51731).
             10.21         The  Employee  Stock  Purchase  Plan,  as  amended on
                           November  14,  1997.  Incorporated  by  reference  to
                           Exhibit 99.9 to Exogen's Form S-8 Registration Statement (Registration No. 333-51731).
             10.22* Master Agreement, dated August 10, 1998, between Exogen and Smith & Nephew, Inc. Incorporated by reference to Exhibit 10.22 to Exogen's Form 10-K for the year ended September 30, 1998.
             10.23 Common Stock Purchase Agreement, dated August 10, 1998, between Exogen and Smith & Nephew Holdings, Inc. Incorporated by reference to Exhibit 10.23 to Exogen's Form 10-K for the year ended September 30, 1998.

                                  EXOGEN, INC.

                                  EXHIBIT INDEX

            Number                          Description
            ------                          -----------

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