Form 10-K/A
period 1998-09-30
EXOGEN INC
filed 1999-05-28
CIK 934094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                    FORM 10-K/A
                                   AMENDMENT NO. 1


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

Accounts Receivable and Related Reserves

         Exogen believes its accounts receivable balance of $2.7 million as of September 30, 1998, net of reserves of $4.3 million, properly reflects anticipated collections. Accounts receivable reserves have increased $2.6 million since September 30, 1997, as a result of higher revenue levels, the delayed write-off of older claims as Exogen continues to actively pursue payment of these claims, and a nonrecurring write-down of $800,000 in March 1998 on European accounts receivable. Reserves against gross accounts receivable are comprised of allowances for returns, pricing adjustments, and bad debts. Exogen records revenues net of returns and pricing adjustments, while bad debt expense is recorded as a "Selling, general, and administrative" expense.

         The largest component of the reserves is the allowance for pricing adjustments, which totals $2.9 million as of September 30, 1998. This allowance is an estimate of adjustments that may be made to Exogen's invoiced price by third-party payors, primarily medical insurance companies and government entities, who are the principal reimbursers for Exogen's device. Based on fee schedules derived by third-party payors or on provisions in patients' insurance policies, these third-party payors may limit, modify, or deny the amount charged for the SAFHS therapy. Exogen determines this reserve based upon historical payment patterns within various payor categories, and also considers changes in economic or other conditions that could affect the ability of third-party payors to meet their obligations. Since the collection process involves multiple parties (primary insurers, secondary insurers, and patients) and since the appeals process in collecting medical claims can be lengthy and cumbersome, accounts can age over an extended period of time.

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

          o    the age of the invoice

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

         Of the net accounts receivable as of September 30, 1998, $382,000 represented European accounts receivable. The European accounts receivable was net of a March 1998 nonrecurring write-down of $800,000 to reflect anticipated reduced collectibility. Although Exogen continues to pursue collection of these written-down European receivables case-by-case, collections have been limited, and Exogen is not relying on the collection of these receivables to meets its liquidity requirements.

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

EXOGEN, INC.


By:   /s/ Patrick A. McBrayer                                  May 26, 1999
      --------------------------------------------------------------------------
      Patrick A. McBrayer, Chief Executive Officer, President, and Director


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

              Signature                                                                             Date
              ---------                                                                             ----
By:  /s/ John P. Ryaby                                                                       May 26, 1999
    ----------------------------------------------------------------------------
    John P. Ryaby, Chairman of the Board, Vice President, and Chief Scientific
    Officer

By:     /s/ Patrick A. McBrayer                                                              May 26, 1999
    ----------------------------------------------------------------------------
      Patrick A. McBrayer, Chief Executive Officer, President, and Director
      (Principal Executive Officer)

By:     /s/ Richard H. Reisner                                                               May 26, 1999
    ----------------------------------------------------------------------------
      Richard H. Reisner, Vice President, Chief Financial Officer, and Secretary
      (Principal Financial and Accounting Officer)

By: *                                                                                        May 26, 1999
    ----------------------------------------------------------------------------
      Buzz Benson, Director

By: *                                                                                        May 26, 1999
    ----------------------------------------------------------------------------
      Donald J. Lothrop, Director

By: *                                                                                        May 26, 1999
    ----------------------------------------------------------------------------
      Peter C. Madeja, Director

By: *                                                                                        May 26, 1999
    ----------------------------------------------------------------------------
      David J. Ottensmeyer, Director

By: *                                                                                        May 26, 1999
    ----------------------------------------------------------------------------
      Terence D. Wall, Director

*By:   /s/ Patrick A. McBrayer                                                               May 26, 1999
    ----------------------------------------------------------------------------
      Patrick A. McBrayer
      Attorney-in-Fact

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