Form 10-Q/A
period 1998-12-31
EXOGEN INC
filed 1999-05-28
CIK 934094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                 AMENDMENT NO. 1
                                   FORM 10-Q/A


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


Accounts Receivable and Related Reserves

         Exogen believes its accounts receivable balance of $3.0 million as of December 31, 1998, net of reserves of $4.9 million, properly reflects anticipated collections. Accounts receivable reserves have increased $566,000 since September 30, 1998, as a result of higher revenue levels and the delayed write-off of older claims as Exogen continues to actively pursue payment of these claims. Reserves against gross accounts receivable are comprised of allowances for returns, pricing adjustments, and bad debts. Exogen records revenues net of returns and pricing adjustments, while bad debt expense is recorded as a "Selling, general, and administrative" expense.

         The largest component of the reserves is the allowance for pricing adjustments, which totals $3.2 million as of December 31, 1998. This allowance is an estimate of adjustments that may be made to Exogen's invoiced price by third-party payors, primarily medical insurance companies and government entities, who are the principal reimbursers for Exogen's device. Based on fee schedules derived by third-party payors or on provisions in patients' insurance policies, these third-party payors may limit, modify, or deny the amount charged for the SAFHS therapy. Exogen determines this reserve based upon historical payment patterns within various payor categories, and also considers changes in economic or other conditions that could affect the ability of third-party payors to meet their obligations. Since the collection process involves multiple parties (primary insurers, secondary insurers, and patients) and since the appeals process in collecting medical claims can be lengthy and cumbersome, accounts can age over an extended period of time.

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





                                               EXOGEN, INC.
                                  ----------------------------------
                                               (Registrant)





May 26, 1999                           By:  /s/ Patrick A. McBrayer
                                       -------------------------
                                       Patrick A. McBrayer, President and
                                       Chief Executive Officer




May 26, 1999                           By:  /s/ Richard H. Reisner
                                       ------------------------
                                       Richard H. Reisner, Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                       and Principal Accounting Officer)

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