Form 10-Q
period 1999-06-30
EXOGEN INC
filed 1999-08-13
CIK 934094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


         Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the latest practicable date Common Stock, par value $0.0001 per share: 12,768,241 shares outstanding at July 30, 1999.

                                  EXOGEN, INC.

                          Quarterly Report on Form 10-Q

                                  June 30, 1999

                                Table of Contents



PART I--Financial Information...................................................

         Item 1--Financial Statements:

                  Consolidated Balance Sheets...................................
                  Consolidated Statements of Operations.........................
                  Consolidated Statements of Comprehensive Income...............
                  Consolidated Statements of Cash Flows.........................
                  Notes to Consolidated Financial Statements....................

         Item 2--Management's Discussion and Analysis of Financial
                  Condition and Result of Operations............................

         Item 3--Quantitative and Qualitative Disclosures About Market Risk.....

PART II--Other Information......................................................

         Item 1.  Legal Proceedings.............................................

         Item 2.  Changes in Securities and Use of Proceeds.....................

         Item 3.  Defaults Upon Senior Securities...............................

         Item 4.  Submission of Matters to a Vote of Security Holders...........

         Item 5.  Other Information.............................................

         Item 6.  Exhibits and Reports on Form 8-K..............................

Signatures......................................................................

                                          EXOGEN, INC.

                                   CONSOLIDATED BALANCE SHEETS
                                   ---------------------------
                                (in thousands, except share data)

                                                                         June 30,    September 30,
                                                                         --------    -------------
                                                                           1999          1998
                                                                         --------      --------
                                                                       (Unaudited)

                                   ASSETS
Current assets:
     Cash and cash equivalents .....................................     $  3,750      $  9,833
     Short-term investments ........................................        5,940         5,749
     Accounts receivable, net ......................................        3,827         2,703
     Inventories ...................................................        1,052           830
     Interest receivable ...........................................           85           119
     Other current assets ..........................................          350           459
                                                                         --------      --------
               Total current assets ................................       15,004        19,693
Furniture, fixtures, and equipment, net ............................          622           689
Other assets .......................................................          560           414
                                                                         --------      --------

               Total assets ........................................     $ 16,186      $ 20,796
                                                                         ========      ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..............................................     $    605      $    691
     Accrued liabilities ...........................................        2,849         2,903
     Accrued litigation settlement--current ........................          178           424
     Other current liabilities .....................................         --             150
                                                                         --------      --------
               Total current liabilities ...........................        3,632         4,168
Accrued litigation settlement--noncurrent ..........................          331           331
                                                                         --------      --------
                Total liabilities ..................................        3,963         4,499


Commitments and contingencies (Note 2)

                                         EXOGEN, INC.

                                   CONSOLIDATED BALANCE SHEETS
                                   ---------------------------
                                (in thousands, except share data)
                                          (continued)

                                                                         June 30,    September 30,
                                                                         --------    -------------
                                                                           1999          1998
                                                                         --------      --------
                                                                        (Unaudited)
Stockholders' equity:
     Preferred stock, $0.0001 par value; 3,000,000 shares
          authorized as of June 30, 1999, and September 30, 1998;
          no shares issued or outstanding ..........................         --            --
     Common stock, $0.0001 par value; 27,000,000 shares authorized as of June 30, 1999, and September 30, 1998; 12,751,150
          shares issued and outstanding as of June 30, 1999, and
          12,703,718 issued and outstanding as of September 30, 1998            1             1
Additional paid-in capital .........................................       58,647        58,495
Accumulated other comprehensive loss ...............................         (374)         (288)
Accumulated deficit ................................................      (46,051)      (41,911)
                                                                         --------      --------

               Total stockholders' equity ..........................       12,223        16,297
                                                                         --------      --------

               Total liabilities and stockholders' equity ..........     $ 16,186      $ 20,796
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

                                               EXOGEN, INC.

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   -------------------------------------
                                   (in thousands, except per share data)


                                                         Three Months Ended          Nine Months Ended
                                                              June 30,                     June 30,
                                                       ----------------------      ----------------------
                                                         1999          1998          1999          1998
                                                       --------      --------      --------      --------
                                                            (Unaudited)                 (Unaudited)
Revenues:
     Product sales ...............................     $  3,972      $  3,081      $ 10,912      $  7,595
     Revenues from development agreements ........         --             400          --             400
                                                       --------      --------      --------      --------
               Total revenues ....................        3,972         3,481        10,912         7,995
                                                       --------      --------      --------      --------

Operating costs and expenses:
     Cost of product sales .......................        1,426         1,231         3,655         3,311
     Research and development ....................          859           779         2,445         2,173
     Selling, general, and administrative ........        2,996         2,946         9,420         8,784
     Nonrecurring charge for international
          doubtful accounts ......................         --            --            --             800
                                                       --------      --------      --------      --------
              Total operating costs and expenses .        5,281         4,956        15,520        15,068
                                                       --------      --------      --------      --------

Operating loss ...................................       (1,309)       (1,475)       (4,608)       (7,073)

Other income (expense):
     Interest income, net ........................          133           158           483           514
     Other, net ..................................           (7)            2           (13)          (16)
                                                       --------      --------      --------      --------
               Total other income, net ...........          126           160           470           498
                                                       --------      --------      --------      --------

Loss before income taxes .........................       (1,183)       (1,315)       (4,138)       (6,575)

Provision for income taxes .......................            1          --               2             2
                                                       --------      --------      --------      --------

Net loss .........................................     $ (1,184)     $ (1,315)     $ (4,140)     $ (6,577)
                                                       ========      ========      ========      ========

Basic net loss per common share ..................     $  (0.09)     $  (0.11)     $  (0.33)     $  (0.56)
                                                       ========      ========      ========      ========
Diluted net loss per common share ................     $  (0.09)     $  (0.11)     $  (0.33)     $  (0.56)
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

                                               EXOGEN, INC.

                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              -----------------------------------------------
                                               (in thousands)

                                                             Three Months Ended        Nine Months Ended
                                                                  June 30,                 June 30,
                                                           --------------------      --------------------
                                                             1999         1998        1999          1998
                                                           -------      -------      -------      -------
                                                               (Unaudited)                (Unaudited)


Net loss .............................................     $(1,184)     $(1,315)     $(4,140)     $(6,577)
Other comprehensive loss:
     Foreign currency translation adjustments ........         (30)           7          (86)         (51)
                                                           -------      -------      -------      -------

               Total other comprehensive loss ........         (30)           7          (86)         (51)
                                                           -------      -------      -------      -------


Comprehensive loss ...................................     $(1,214)     $(1,308)     $(4,226)     $(6,628)
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

                                                EXOGEN, INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   -------------------------------------
                                               (in thousands)

                                                                                        Nine Months Ended
                                                                                             June 30,
                                                                                      --------------------
                                                                                        1999          1998
                                                                                      -------      -------
                                                                                           (Unaudited)
Cash flows from operating activities:
     Net loss ...................................................................     $(4,140)     $(6,577)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization .........................................         254          348
          Amortization of net discount on short- and long-term investments ......         (45)         (11)
          Amortization of nonemployee stock option/warrant compensation .........          99           90
          Provision for losses on accounts receivable ...........................         318          221
          Nonrecurring charge for international doubtful accounts ...............        --            800
          Other adjustments .....................................................        (121)         (50)
     Decrease (increase) in assets:
          Accounts receivable, net ..............................................      (1,476)        (406)
          Interest receivable ...................................................          34          (37)
          Inventories ...........................................................        (260)         692
          Other current assets ..................................................          25         (199)
          Other assets ..........................................................          58           32
     Increase (decrease) in liabilities:
          Accounts payable ......................................................         (80)         (94)
          Accrued liabilities ...................................................         (41)         614
          Accrued litigation settlement .........................................        (191)          --
          Other current liabilities .............................................        (150)         (55)
                                                                                      -------      -------
               Net cash used in operating activities ............................      (5,716)      (4,632)
                                                                                      -------      -------
Cash flows from investing activities:
     Purchase of short- and long-term investments ...............................      (9,392)      (7,000)
     Proceeds from maturity of short- and long-term investments .................       9,246        5,765
     Purchase of furniture, fixtures, and equipment .............................        (189)        (168)
                                                                                      -------      -------
               Net cash used in investing activities ............................        (335)      (1,403)
                                                                                      -------      -------

                                                EXOGEN, INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   -------------------------------------
                                               (in thousands)
                                                (continued)

                                                                                        Nine Months Ended
                                                                                             June 30,
                                                                                      --------------------
                                                                                        1999          1998
                                                                                      -------      -------
                                                                                           (Unaudited)
Cash flows from financing activities:
     Proceeds from exercise of stock options ....................................           5           10
     Proceeds from sale of common stock, net of issuance expenses ...............         (10)       7,475
                                                                                      -------      -------
               Net cash (used in) provided by financing activities ..............          (5)       7,485
                                                                                      -------      -------

Effect of exchange rate changes on cash and cash equivalents ....................         (27)         (10)
                                                                                      -------      -------

Net (decrease) increase in cash and cash equivalents ............................      (6,083)       1,440
Cash and cash equivalents, beginning of period ..................................       9,833        4,018
                                                                                      -------      -------
Cash and cash equivalents, end of period ........................................     $ 3,750      $ 5,458
                                                                                      =======      =======

            The accompanying notes are an integral part of these consolidated financial statements.

                                  EXOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.        BASIS OF PRESENTATION

                  The accompanying  unaudited condensed  consolidated  financial statements reflect all adjustments (including normal recurring adjustments) that management considers necessary to present fairly the financial position of Exogen, Inc. ("Exogen") as of June 30, 1999, the results of operations and comprehensive income for the three and nine months ended June 30, 1999 and 1998, and the cash flows for the nine months then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements, which include the financial position, results of operations, comprehensive income, and cash flows for Exogen, Inc. and its wholly owned subsidiary, Exogen (Europe) GmbH, should be read with the audited consolidated financial statements for the year ended September 30, 1998, included in Exogen's Annual Report on Form 10-K (as amended).

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

                  The weighted-average number of shares used in the calculation of basic and diluted net loss per common share is as follows:

                                                    Three Months Ended                 Nine Months Ended
                                                         June 30,                          June 30,
                                                 --------------------------        --------------------------
                                                    1999            1998              1999            1998
                                                -----------      ----------        ----------      ----------
            Weighted-average shares
                outstanding......................12,745,388      11,846,593        12,727,485      11,700,632

                  The following table summarizes securities that were outstanding as of June 30, 1999 and 1998, but were not included in the calculation of diluted net loss per common share because such shares are antidilutive:

                                                       June 30,
                                              ------------------------
                                                 1999            1998
                                              ---------        -------
            Options...................        1,095,914        941,560
            Warrants..................          125,000        100,000

4.        INVENTORIES

                  Inventories consist of the following:

                                                 June 30,        Sept. 30,
                                                   1999            1998
                                                  ------          ------
            Finished goods............            $  758          $  576
            Parts and components......               294             254
                                                  ------          ------
                                                  $1,052          $  830
                                                  ======          ======

5.        SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

                                                     Nine Months Ended
                                                          June 30,
                                                    --------------------
                                                      1999          1998
                                                    ------        ------
           Interest paid.................           $    5        $    5
           Income taxes paid.............                1             2

6.        SEGMENT INFORMATION

                  Exogen reports its segment information in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which Exogen adopted in fiscal 1998.

                  Exogen operates in one line of business and, therefore, identifies its reportable business segments on the basis of geography. This is the same basis of segmentation and basis of measurement of segment profit or loss reported in Exogen's 1998 Annual Report on Form 10-K. However, in fiscal 1999, Exogen began allocating to its European operations certain domestic sales to European customers and certain general corporate expenses. Revenues and losses in the United States and European segments have been restated for fiscal 1999 and 1998 accordingly. The segment profit and loss, certain revenue and expense items, and certain segment assets are as follows (in thousands):

                                                          Three Months Ended         Nine Months Ended
                                                              June 30,                    June 30,
                                                        ----------------------      ----------------------
                                                          1999          1998          1999          1998
                                                        --------      --------      --------      --------
 Revenues from external customers:
      United States ...............................     $  2,623      $  2,450      $  8,369      $  6,444
      Europe.......................................          486           170         1,082           358
      Japan .......................................          863           461         1,461           793
 Intersegment revenues:
      United States ..............................           279           140           754           375
      Europe .....................................           --            --            --            --
      Japan ......................................           --            --            --            --
 Segment (loss) profit:
      United States ...............................       (1,221)       (1,033)       (3,862)       (4,564)
      Europe .....................................          (328)         (378)         (885)       (2,133)
      Japan ......................................           365            96           607           120
Segment assets (as of June 30):
      United States ...............................       15,507        15,588        15,507        15,588
      Europe ......................................          679           607           679           607
      Japan .......................................           --            --            --            --

7.        SUBSEQUENT EVENT

                  On July 25, 1999, Exogen and Smith & Nephew Acquisition, Inc., a wholly owned subsidiary of Smith & Nephew, Inc., Exogen's marketing partner in the United States, signed a definitive agreement pursuant to which Smith & Nephew Acquisition, Inc. would acquire all the outstanding shares of common stock of Exogen for a cash price of $5.15 per share. The transaction values Exogen at approximately $68 million. Each company's board of directors approved the transaction.

                  In accordance with terms of the transaction, the tender offer for all of Exogen's outstanding common stock began July 30, 1999. The acquisition is expected to close in September 1999.

                                  EXOGEN, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

         The following is management's discussion of significant factors that affected Exogen's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Exogen's Annual Report on Form 10-K (as amended) for the year ended September 30, 1998.

         This Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of Exogen. Such statements are only predictions, and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below under "Business Considerations" as well as those discussed in other filings made by Exogen with the Securities and Exchange Commission, including Exogen's Form 10-K (as amended).

Results of Operations

Nine Months Ended June 30, 1999, and June 30, 1998

         For the nine months ended June 30, 1999, all product sales were from Exogen's Sonic Accelerated Fracture Healing System ("SAFHS(R)") devices. For the nine months ended June 30, 1999, product sales were $10.9 million, compared with $7.6 million for the nine months ended June 30, 1998. The increase of $3.3 million (or 44%) was a result of a 38% increase in volume and a 4% increase in the average realized selling price of SAFHS devices.

         Domestic product sales were $8.4 million (or 77% of total product sales) for the nine months ended June 30, 1999, an increase of $1.9 million (or 30%) over $6.4 million of domestic product sales for the same period in fiscal 1998. An increase in domestic sales volume (26%) and in the average realized selling price of SAFHS devices (3%) caused the increase in domestic product sales.

         Product sales in Europe, primarily derived from sales in Germany, were $1.1 million (or 10% of total product sales) for the nine months ended June 30, 1999, an increase of $724,000 (or 202%) over $358,000 in European sales for the nine months ended June 30, 1998. Three factors caused the increase:

         o    a 155% increase in sales volume;

         o an 18% increase in the average realized selling price of SAFHS devices; and

         o a fiscal 1998 adjustment (in the quarter ended December 31, 1997) of approximately $151,000, increasing the reserves for uncollectible receivables in Europe and consequently decreasing revenues.

         Product sales to Teijin Limited ("Teijin"), Exogen's distributor in Japan, were $1.5 million (or 13% of total product sales) for the nine months ended June 30, 1999, an increase of $668,000 (or 84%) over $793,000 in such sales for the nine months ended June 30, 1998 (Exogen recorded its first sales to Teijin in March 1998). An increase in sales volume caused the increase in product sales to Teijin.

         Cost of product sales was $3.7 million for the nine months ended June 30, 1999, compared with $3.3 million for the nine months ended June 30, 1998. Included in cost of sales were royalties and the cost to manufacture the SAFHS device by Exogen and an outside source. Gross profit for the nine months ended June 30, 1999, was $7.3 million (or 67% as a percentage of product sales), compared with $4.3 million (or 56%) for the nine months ended June 30, 1998. The $3.0 million increase (or 69%) in gross profit was principally due to three factors:

         o    an increase in sales volume;

         o    reduced per-unit product costs; and

         o an increase in the average realized selling price of SAFHS devices.

         Research and development expenses for the nine months ended June 30, 1999, increased to $2.4 million from $2.2 million for the nine months ended June 30, 1998. The increase of $272,000 (or 13%) was primarily a result of an increased number of research projects funded.

         Selling, general, and administrative expenses for the nine months ended June 30, 1999, increased to $9.4 million from $8.8 million for the nine months ended June 30, 1998. The increase of $636,000 (or 7%) resulted primarily from an increase in revenue-related expenses, principally commissions and bad debt, partially offset by savings caused by the transfer of sales staff in August 1998 to Smith & Nephew, Inc., Exogen's marketing partner in the United States.

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

         Net interest income for the nine months ended June 30, 1999, decreased to $483,000 from $514,000 for the nine months ended June 30, 1998, consistent with the level of funds available for investment.

         Exogen incurred a net loss of $4.1 million, or $0.33 per share, for the nine months ended June 30, 1999, compared with a net loss of $6.6 million, or $0.56 per share, for the nine months ended June 30, 1998. (Per share data are based upon weighted average shares outstanding, which exclude options and warrants because they are antidilutive.) The decrease of $2.4 million (or 37%) in net loss was caused principally by the factors discussed above.

Three Months Ended June 30, 1999, and June 30, 1998

         For the three months ended June 30, 1999, all product sales were from Exogen's SAFHS devices. For the three months ended June 30, 1999, product sales were $4.0 million, compared with $3.1 million for the three months ended June 30, 1998. The increase of $891,000 (or 29%) was a result of a 37% increase in volume, partially offset by a 6% decrease in the average realized selling price of SAFHS devices. Although the average realized selling price of SAFHS devices increased in each geographic segment, a shift in sales mix from domestic to international accounts caused an overall decrease in the average realized selling price.

         Domestic product sales were $2.6 million (or 66% of total product sales) for the three months ended June 30, 1999, an increase of $173,000 (or 7%) over $2.5 million of domestic product sales for the same period in fiscal 1998. An increase in domestic sales volume (6%) and in the average realized selling price of SAFHS devices (1%) caused the increase in domestic product sales.

         Product sales in Europe, primarily derived from sales in The Netherlands and in Germany, were $486,000 (or 12% of total product sales) for the three months ended June 30, 1999, an increase of $316,000 (or 186%) over $170,000 in European sales for the three months ended June 30, 1998. An increase in sales volume (152%) and in the average realized selling price of SAFHS devices (13%) caused the increase in product sales in Europe.

         Product sales to Teijin, Exogen's distributor in Japan, were $863,000 (or 22% of total product sales) for the three months ended June 30, 1999, an increase of $402,000 (or 87%) over $461,000 in such sales for the three months ended June 30, 1998 (Exogen recorded its first sales to Teijin in March 1998). An increase in sales volume caused the increase in product sales to Teijin.

         Cost of product sales was $1.4 million for the three months ended June 30, 1999, compared with $1.2 million for the three months ended June 30, 1998. Included in cost of sales were royalties and the cost to manufacture the SAFHS device by Exogen and an outside source. Gross profit for the three months ended June 30, 1999, was $2.5 million (or 64% as a percentage of product sales), compared with $1.9 million (or 60%) for the three months ended June 30, 1998. The $696,000 increase (or 38%) in gross profit was principally due to two factors:

         o    an increase in sales volume and

         o    reduced per-unit product costs.

The increase in gross profit was partially offset by a decrease in the average realized selling price of SAFHS devices, which was a result of a shift in sales mix from domestic to international accounts at lower average realized selling prices.

         Research and development expenses for the three months ended June 30, 1999, increased to $859,000 from $779,000 for the three months ended June 30, 1998. The increase of $80,000 (or 10%) was caused by an increased number of research projects funded.

         Selling, general, and administrative expenses for the three months ended June 30, 1999, increased to $3.0 million from $2.9 million for the three months ended June 30, 1998. The increase of $50,000 (or 2%) resulted primarily from an increase in revenue-related expenses, principally commissions and bad debt, partially offset by savings caused by the transfer of sales staff in August 1998 to Smith & Nephew, Inc., Exogen's marketing partner in the United States.

         Net interest income for the three months ended June 30, 1999, decreased to $133,000 from $158,000 for the three months ended June 30, 1998, consistent with the level of funds available for investment.

         Exogen incurred a net loss of $1.2 million, or $0.09 per share, for the three months ended June 30, 1999, compared with a net loss of $1.3 million, or $0.11 per share, for the three months ended June 30, 1998. (Per share data are based upon weighted average shares outstanding, which exclude options and warrants because they are antidilutive.) The decrease of $131,000 (or 10%) in net loss was caused principally by the factors discussed above.

Liquidity and Capital Resources

         Since inception, Exogen's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $46.1 million as of June 30, 1999. Through June 30, 1999, Exogen has funded its operations primarily through the following:

         o    private placements of equity securities;

         o    the July 1995 initial public offering of common stock;

         o and the August 1998 sale of 820,000 shares of common stock to Smith & Nephew for aggregate net proceeds of $3.9 million.

         For the nine months ended June 30, 1999, Exogen used net cash of $5.7 million for operating activities, primarily to fund selling and marketing the SAFHS 2000. Working capital was $11.4 million as of June 30, 1999, a decrease of $4.2 million (or 27%) from the balance as of September 30, 1998. Exogen's capital expenditures for the nine months ended June 30, 1999, were $189,000. Exogen estimates that equipment and furnishings to expand in-house manufacturing and administrative support activities will require capital expenditures of approximately $300,000 during fiscal 1999 and $450,000 during fiscal 2000.

         From December 1995 through June 30, 1999, Exogen has recorded $1.9 million of revenues representing milestone payments under Exogen's development agreements with Teijin:

         o    $1.4 million related to the SAFHS development agreement and

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

Recent Events

         On July 25, 1999, Exogen entered into an Agreement and Plan of Merger with Smith & Nephew, Inc. and its wholly owned subsidiary, Smith & Nephew Acquisition, Inc., pursuant to which Smith & Nephew Acquisition, Inc. would acquire all the outstanding shares of common stock of Exogen for a cash price of $5.15 per share, subject to certain conditions contained therein. Under the terms of the transaction, Smith & Nephew Acquisition, Inc. began the tender offer for all of Exogen's outstanding common stock on July 30, 1999. The acquisition is expected to close in September 1999. There can be no assurance that the tender offer will be successfully completed or that the acquisition will close on a timely basis, or at all.

Accounts Receivable and Related Reserves

         Exogen believes its accounts receivable balance of $3.8 million as of June 30, 1999, net of reserves of $5.0 million, properly reflects anticipated collections. Accounts receivable reserves have increased $644,000 since September 30, 1998, as a result of higher revenue levels and the delayed write-off of older claims as Exogen continues to actively pursue payment of these claims. Reserves against gross accounts receivable are comprised of allowances for returns, pricing adjustments, and bad debts. Exogen records revenues net of returns and pricing adjustments, while bad debt expense is recorded as a "Selling, general, and administrative" expense.

         The largest component of the reserves is the allowance for pricing adjustments, which totals $3.2 million as of June 30, 1999. This allowance is an estimate of adjustments that may be made to Exogen's invoiced price by third-party payors, primarily medical insurance companies and government entities, who are the principal reimbursers for Exogen's device. Based on fee schedules derived by third-party payors or on provisions in patients' insurance policies, these third-party payors may limit, modify, or deny the amount charged for the SAFHS therapy. Exogen determines this reserve based upon historical payment patterns within various payor categories, and also considers changes in economic or other conditions that could affect the ability of third-party payors to meet their obligations. Since the collection process involves multiple parties (primary insurers, secondary insurers, and patients) and since the appeals process in collecting medical claims can be lengthy and cumbersome, accounts can age over an extended period of time.

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

         Of the net accounts receivable as of June 30, 1999, $379,000 represented European accounts receivable. The European accounts receivable was net of a March 1998 nonrecurring write-down of $800,000 to reflect anticipated reduced collectibility. Although Exogen continues to pursue collection of these written-down European receivables case-by-case, collections have been limited, and Exogen is not relying on the collection of these receivables to meets its liquidity requirements.

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

State of Readiness

         Exogen performed an initial assessment of its Year 2000 compliance during fiscal 1998. Subsequently, Exogen formed a Year 2000 task force, comprised of employees across all functions, that performed a detailed review of Exogen's operations for Year 2000 compliance. The task force manager reports to the Chief Financial Officer, and updates are provided to the Board of Directors quarterly (or more frequently, if needed). During its review, the task force identified compliance deficiencies. Certain deficiencies have already been corrected; in other cases, the task force is preparing recommendations for corrective actions. Once the recommendations have been approved, the task force will implement and monitor the corrective actions prior to December 31, 1999.

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

         Information Systems Hardware and Software. During the second quarter of fiscal 1999, an independent consulting firm performed a review of Exogen's information systems hardware and software. The results indicated that certain software upgrades, in addition to selected hardware replacements, were necessary for Year 2000 compliance. Exogen installed these upgrades and replacements during the third quarter of fiscal 1999. A test of Exogen's computer network to verify Year 2000 compliance under simulated conditions is planned for the fourth quarter of fiscal 1999.

         Custom-Developed Business Applications. Exogen uses custom-developed software to run certain critical operations. Such software was developed to be Year 2000 compliant. Exogen has not found any significant areas of noncompliance, but testing will continue through 1999. If any significant areas of noncompliance are found, programming modifications will occur using Exogen's application development vendor.

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

         Other Equipment Using Computer Programs. Exogen uses various equipment to handle functions performed within Exogen, including manufacturing, telecommunicating, photocopying, and faxing. Some of this equipment is not Year 2000 compliant. Exogen has replaced or upgraded some of the noncompliant equipment during the first nine months of fiscal 1999, and will make additional replacements or upgrades during the balance of 1999.

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

         Customers. Exogen's customer base includes physicians, patients, and third-party payors. The Year 2000 issue is not expected to affect the flow of prescriptions for the device from physicians, nor the use of the product by the patient. However, Exogen relies on third-party reimbursement organizations at the state, federal, and private levels to pay for Exogen's device. Exogen has received reimbursement from over 850 third-party payors, although there is not a significant concentration with any particular payor. Exogen may attempt to assess the impact of the Year 2000 issue on certain payors. If a significant percentage of payors do not address the Year 2000 issue on a timely basis, Exogen's cash flow could be materially reduced until such issues are corrected. Exogen may consider financing alternatives if it is reasonably likely that a significant portion of its cash flows could be impacted and existing resources are not sufficient to cover such exposure. The inability of payors to achieve Year 2000 compliance could affect their ability to make timely, accurate, or complete payments, which could have a material adverse effect on Exogen's business, financial condition, results of operations, and cash flows.

         Marketing Partners. Exogen relies on Smith & Nephew to provide the required sales organization and related support to sell the SAFHS device in the United States and the United Kingdom. In Japan, Exogen is dependent on Teijin for the distribution of the SAFHS device. There are no current computer systems connecting Exogen with either of its two marketing partners. However, the ability of Smith & Nephew and Teijin to effectively function as business organizations, and to effectively perform the functions on which Exogen relies, is dependent on each organization addressing the Year 2000 issue on a timely basis. Exogen continues to investigate each organization's state of preparedness to determine if any significant risks exist for Exogen, and, if so, Exogen will develop mutual actions needed to mitigate those risks. The inability of either of these marketing partners to properly address the Year 2000 issue in its business operations could have a material adverse effect on Exogen's business, financial condition, results of operations, and cash flows.

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

Costs

         Certain costs in addressing the Year 2000 issue would be part of Exogen's normal operating expenses, regardless of whether a Year 2000 issue existed. However, Exogen does expect to incur additional expenses during fiscal 1999 that are solely for Year 2000 compliance purposes. Such costs are not expected to be material. Based on the review discussed above, Exogen estimates the cost to achieve Year 2000 compliance will be approximately $150,000 in fiscal 1999. Exogen has incurred approximately $122,000 of these costs as of June 30, 1999.

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

Business Considerations

History of Losses and Expectation of Continued Losses at Least Through 2000

         We have had a history of substantial net losses since our inception. We incurred net losses of $4.1 million for the nine months ended June 30, 1999, $7.6 million for the year ended September 30, 1998, $11.2 million for the year ended September 30, 1997, and $10.6 million for the year ended September 30, 1996. As of June 30, 1999, we had an accumulated deficit of $46.1 million. The net losses we have incurred to date and the net losses we expect to continue to incur for at least the next two years have been due to several factors, including the following:

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

         Although we have been marketing and selling the SAFHS device since 1994, we are still experiencing material losses. We have not achieved profitability, and we expect to continue to incur operating losses at least into fiscal 2001. Although our revenues have grown in recent quarters, we cannot be certain that we will achieve sufficient revenues for profitability. Our future revenues and profitability, if any, are critically dependent on whether we successfully market and sell, and obtain reimbursement for, the SAFHS device. Even if we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

We May Require Additional Financing

         Based on our current level of operations, we believe that our existing capital resources will be sufficient to meet our needs through June 2000. However, this is a forward-looking statement, and no assurance can be given that there will be no change that would consume available resources significantly before such time. After that time, we may not generate sufficient cash flow from operations or be able to raise capital in sufficient amounts to enable us to operate our business. If necessary, we would consider other sources of financing, such as private placements, strategic alliances, and the sale of assets, but we cannot assure you that such financing would be available when needed or on terms acceptable to us. If adequate funds are not available, we may be required to reduce our fixed costs and delay, reduce, or eliminate certain of our activities, which would materially and adversely affect our business, financial condition, results of operations, and cash flows.

Substantial Dependence on the SAFHS Device; Uncertainty of Market Acceptance

         Our future growth depends substantially on the commercial success of the SAFHS device. All of our product revenues are derived from sales of the SAFHS device. We expect the SAFHS device to continue to account for all of our product revenues for the foreseeable future. Our long-term success will depend on the following:

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

         We cannot assure you that Smith & Nephew will succeed in its efforts to market the SAFHS device. Smith & Nephew's sales personnel do not have prior experience in the sale or use of the SAFHS device, although we are providing them with training and other support. Although we believe that Smith & Nephew is economically motivated to succeed in performing its responsibilities under the agreements, the amount of resources and time Smith & Nephew devotes to its responsibilities is not within our control, and therefore we cannot assure you that Smith & Nephew will perform its obligations as expected. If the U.S. distribution arrangement with Smith & Nephew is not successful or if the arrangement is terminated, our business, financial condition, results of operations, and cash flows will be materially and adversely affected.

Substantial Dependence on Third Parties in Europe and Japan to Sell the SAFHS Device

         We depend on independent distributors, sales agents, and marketing partners to sell the SAFHS device in Europe, Japan, and other territories. Revenues derived from international sales of the SAFHS device represented 23% for the nine months ended June 30, 1999, 19% for the year ended September 30, 1998, 18% for the year ended September 30, 1997, and 14% for the year ended September 30, 1996.

         Through a subsidiary in Germany, we began selling and marketing the SAFHS device in Europe in February 1996. We also sell and market the SAFHS device in Europe through independent distributors and sales agents. We have recorded sales in Germany, Austria, Holland, Denmark, Switzerland, Belgium, the United Kingdom, and Israel. Revenues derived from sales of the SAFHS device in Europe represented 10% for the nine months ended June 30, 1999, 6% for the year ended September 30, 1998, 18% for the year ended September 30, 1997, and 14% for the year ended September 30, 1996. Most of our sales of the SAFHS device in Europe are derived from Germany, where we receive limited local reimbursement only on a case-by-case basis. Our European accounts receivable as of June 30, 1999, net of allowances for returns, pricing adjustments, and bad debt, was $379,000.

         In Japan, we sell the SAFHS device to our exclusive distributor, Teijin Limited, a Japanese corporation. We are responsible for manufacturing and supplying the SAFHS device to Teijin for clinical trials and sales in Japan, while Teijin is responsible for obtaining regulatory approval and for marketing and distributing the SAFHS device in Japan. In May 1998, Teijin announced that the Health and Welfare Ministry of Japan had approved reimbursement for the SAFHS device, which was the final approval Teijin needed to begin commercial distribution of the SAFHS device in Japan. In June 1998, Teijin began to sell the SAFHS device in Japan. Exogen's revenues derived from sales of the SAFHS device to Teijin represented 13% for the nine months ended June 30, 1999, and 13% for the year ended September 30, 1998. Most of Teijin's purchases of SAFHS devices in fiscal 1998, which were primarily in the second half of the year, represented an initial inventory build-up by Teijin to begin commercial distribution in Japan. Purchases by Teijin in fiscal 1999 should be principally to restock the inventory that Teijin sells.

         Under the distribution arrangement with Smith & Nephew, Smith & Nephew has an option to obtain exclusive distribution rights to the SAFHS device worldwide, except for Japan. In April 1999, we completed an agreement with Smith & Nephew, whereby it obtained the exclusive distribution rights to the SAFHS device in the United Kingdom. We cannot assure you that Smith & Nephew will exercise its option to obtain worldwide (except for Japan) distribution rights to the SAFHS device. We also cannot assure you that the existence of this option will not materially and adversely affect our ability to maintain effective distribution arrangements in international markets, pending the exercise or expiration of this option.

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

         o    reimbursement approvals, both government and private;

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

         United States. We cannot assure you that costs associated with medical devices incorporating new technology, such as the SAFHS device, will be reimbursed. To expedite reimbursement for SAFHS devices in the United States, we seek reimbursement approval from third-party payors, when possible, prior to shipping the devices. Regardless of the availability of reimbursement preapproval, our reimbursement staff works closely with third-party payors, pursuing reimbursement case-by-case. Prior to approving coverage for a new medical technology, most third-party payors require evidence that the technology is safe and effective, not experimental or investigational, and medically necessary and appropriate for the specific patient. Third-party payors typically require that the technology has received FDA approval or clearance for marketing. Also, new technologies are often prescribed for uses other than those approved by the FDA (such prescriptions are defined as "off-label applications"), for which reimbursement by third-party payors may not be available. An increasing number of third-party payors and managed care plans are also beginning to require evidence that the technology is cost effective. We have obtained a nationally recognized product code for the ultrasound device, and this code may expedite reimbursement from third-party payors for the SAFHS device. However, we cannot assure you that such codes will be utilized appropriately, or at all.

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

         The Health Care Financing Administration ("HCFA"), which administers the Medicare program, has a national coverage policy for electrical-stimulation devices that initiate the healing of non-union fractures. In August 1996, HCFA's Technology Advisory Committee recommended that the SAFHS device not be covered under the Medicare program. The committee's recommendation stated, "The available data, although demonstrating a reduction in physician-determined healing time for the study population, could not be generalized to the Medicare population in a way that would allow a conclusion that SAFHS was an effective procedure." Since that time, we have continued to pursue coverage for SAFHS through meetings with HCFA staff, and have provided additional support of the clinical benefits of the SAFHS therapy, including information related to the Medicare population. In addition, we have been working with consultants and the Health Industry Manufacturers Association to pursue various avenues to obtain Medicare coverage for the SAFHS device. To date, we have been unable to change the Medicare noncoverage decision; however, we have an ongoing dialogue with HCFA staff. The United States Congress has the power to significantly reduce Medicare and Medicaid expenditures, and considers from time to time proposals to reduce such expenditures. We cannot predict when Congress may enact legislation reducing Medicare and Medicaid expenditures, and if such legislation is enacted, what effect, if any, such legislation may have on our business, financial condition, results of operation, and cash flows.

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

         To assist in the collection of outstanding claims and to expedite the reimbursement process on future claims, Exogen is seeking nationwide approval by the Bundesausschuss. To this end, in August 1997, Exogen submitted a formal application to the National Krankenkasse, which was the predecessor to the Bundesausschuss. The application process includes scientific and economic assessments. In August 1998, the Minister of Health accepted the recommendation of the Bundesausschuss not to approve national reimbursement for SAFHS therapy. Exogen is appealing the Minister of Health's decision through administrative and legal channels. Exogen has also filed a lawsuit against the Bundesausschuss to challenge its decision. Both actions are being actively pursued at this time.

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

         In France, we have applied to be listed on the Tarif Interministeriel des Prestations Sanitaries ("TIPS"), France's list of medical devices allowed for prescription by physicians working in the private sector and for reimbursement by the National Health Insurance. That application is still pending, and therefore we do not sell SAFHS devices in France at this time.

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

         Medical devices are classified into three classes, I, II, or III, on the basis of the controls necessary to reasonably assure their safety and effectiveness. The SAFHS device is classified as a Class III device, the class subject to the highest level of regulation by the FDA. In addition to the general control requirements of the FDC Act, including registration, labeling, pre-market notification, and adherence to Good Manufacturing Practices ("GMP"), the SAFHS device is also subject to pre-market approval.

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

         Upon receipt of the PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will file the application. An FDA review of a PMA application generally takes between two and three years from the date the PMA application is filed, but may take significantly longer. The review time is often significantly extended by requests from the FDA for more information or clarification of information already provided in the submission. During the review period, an advisory committee, including clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's GMP requirements prior to approval of a PMA application.

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

Limited Protection of Patents, Copyrights, and Proprietary Rights; Risk of Patent Infringement

         Our success will depend in part on our ability to obtain and maintain United States and foreign patent protection, preserve our copyrights and trade secrets, and operate without infringing the proprietary rights of third parties. We place considerable importance on obtaining patent protection for significant new technologies, products, and processes. With respect to our SAFHS technology, we hold title to 12 issued United States patents, one issued Canadian patent, one issued Taiwanese patent, one issued New Zealand patent, one registered Japanese design patent, 19 pending United States patent applications, and corresponding Patent Cooperation Treaty and foreign patent applications. The original United States ultrasound patent that is the basis of the SAFHS device expires in 2007. Our 11 other issued United States patents relating to SAFHS technology will expire between 2008 and 2014.

         With respect to our mechanical-stress technology, we are the exclusive licensee of four issued United States patents, three issued foreign patents, one pending United States patent application, and four pending foreign patent applications. The four issued United States patents will expire between 2010 and 2011. The exclusive license agreement relating to the mechanical-stress technology provides for royalty payments on sales of products using the patented technology. Under the license agreement, our exclusive license may revert to a nonexclusive license if we do not use good faith efforts to commercially exploit the patented technology. The license agreement expires on the later of March 2022 or the expiration of the final patent licensed to us.

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

         The manufacture of the SAFHS device involves an assembly process with a number of significant components. Each device is tested and released by us in accordance with FDA requirements. Most purchased components are available from more than one vendor. However, one key component currently is manufactured by a single-source vendor. For this component, there are relatively few alternative sources of supply. However, we are actively in the process of qualifying an alternative vendor for this component. If the supply of this component is interrupted, and we are unable to establish additional or replacement suppliers for such component, our business, financial condition, results of operations, and cash flows will be materially and adversely affected.

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

         If we are unable to satisfy such maintenance requirements, our common stock may be removed to the Nasdaq SmallCap Market or delisted from the Nasdaq Stock Market. In the event our common stock is delisted from the Nasdaq Stock Market, trading, if any, in the securities would thereafter be conducted in the over-the-counter market in the pink sheets or the National Association of Securities Dealers' Electronic Bulletin Board. Consequently, the liquidity of our common stock could be materially impaired, not only in the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This could result in lower prices for our common stock than might otherwise be attained, and could also result in a larger spread between the bid and asked prices for our common stock.

         In addition, if our common stock is delisted from trading on the Nasdaq Stock Market and the trading price of our common stock is less than $5.00 per share, trading in the common stock would also be subject to the requirements of Rule 15g-9 promulgated under the Exchange Act. Under such rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally any equity security not traded on an exchange or quoted on the Nasdaq Stock Market that has a market price of less than $5.00 per share, subject to some exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the associated risks. Such requirements could severely limit the market liquidity of our common stock. We cannot assure you that our common stock will not be delisted or treated as a penny stock.

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

         In addition, certain provisions of Delaware law and our bylaws could discourage a third party from attempting to acquire control of our business.
Section 203 of the Delaware General Corporation Law prohibits us from engaging in any business combination with an interested stockholder (generally a stockholder who, together with its affiliates, owns 15% or more of our outstanding stock) for a period of three years unless certain conditions are met. Section 203 may also have the effect of discouraging a proxy contest or tender offer. The current tender offer by Smith & Nephew Acquisition, Inc., however, meets the conditions of Section 203. In addition, certain provisions of our bylaws contain specific procedures stockholders must follow in making director nominations and submitting proposals for consideration at stockholder meetings. These provisions could make it more difficult for a third party to acquire our business.

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

Shares Eligible for Future Sale

         If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall. Such sales also might make it difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of July 30, 1999, there were 12,768,241 shares of common stock outstanding as follows:

         o approximately 2.4 million shares, which are held by affiliates and are subject to the volume restrictions of Rule 144, and

         o the remaining outstanding shares of common stock, which are freely tradeable.

The possible sale of a significant number of the above shares of common stock may cause the price of our common stock to fall.

         We have registered for resale 1,350,000 shares of common stock reserved for issuance under our 1995 Stock Option/Stock Issuance Plan, as amended. As of July 30, 1999, options to purchase 1,088,064 shares of common stock were outstanding and will be eligible for sale in the public market from time to time, subject to vesting. In addition, 144,246 shares of common stock are available under Exogen's employee stock purchase plan, as amended. Also, there are 125,000 shares of common stock issuable upon exercise of warrants, which may be sold in accordance with Rule 144 one year after their date of issuance. The possible sale of a significant number of the shares issuable upon exercise of stock options and warrants, or under the employee stock purchase plan, may cause the price of our common stock to fall.

Smith & Nephew has Certain Rights to Purchase Shares of Common Stock

         Under the August 1998 agreements between Smith & Nephew and us, Smith & Nephew has an option to acquire exclusive worldwide distribution rights, except in Japan, to the SAFHS device. This worldwide distribution option is limited to a three-year period. If Smith & Nephew exercises this option, it has a one-time right to purchase from us additional shares of our common stock, up to 19%, including the shares already acquired by Smith & Nephew, of the outstanding shares of our common stock, after giving effect to the shares issuable upon exercise of the right. The price per share to be paid would equal the stock's average fair market value over a 20-day period preceding the date Smith & Nephew announces, to Exogen, its election to exercise the stock purchase option. Any of these additional shares of our common stock sold to Smith & Nephew under these agreements would require that we file a registration statement with the Securities and Exchange Commission to register the shares. The possible sale of a significant number of these shares may cause the price of our common stock to fall.

No Intention to Pay Dividends

         We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth, and therefore do not expect to pay any dividends in the foreseeable future.

                                  EXOGEN, INC.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
                                -----------------

         The following discussion about Exogen's risk management includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements.

Currency Rate Fluctuations

         Since 6% of Exogen's fiscal 1998 net product revenues, and approximately 10% of those for the nine months ended June 30, 1999, were derived from a European subsidiary operating in a local currency environment, and 4% of Exogen's total assets as of June 30, 1999, were European, Exogen's financial position, results of operations, and cash flows are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The principal non-U.S. currency used for valuation by Exogen's subsidiary is the German mark. Exogen does not limit its risk in this area by using any financial tools, such as currency hedge contracts. Therefore, volatility in currency exchange rates could have a material adverse effect on those revenues and assets denominated in non-U.S. currencies.

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

              None.

ITEM 3.  Defaults Upon Senior Securities

              None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

              None.

ITEM 5.  Other Information

              On July 25, 1999, Exogen entered into an Agreement and Plan of Merger with Smith & Nephew, Inc. and its wholly owned subsidiary, Smith & Nephew Acquisition, Inc., pursuant to which Smith & Nephew Acquisition, Inc. would acquire all the outstanding shares of common stock of Exogen for a cash price of $5.15 per share, subject to certain conditions contained therein. Under the terms of the transaction, Smith & Nephew Acquisition, Inc. began the tender offer for all of Exogen's outstanding common stock on July 30, 1999. The acquisition is expected to close in September 1999. Exogen filed with the Securities and Exchange Commission a Report on Form 8-K that sets forth the terms of the transaction.

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

                  10.30    Promissory Note, dated September 30, 1998,  issued by
                           Exogen  to Pilla  Consulting,  Inc.  Incorporated  by
                           reference to Exhibit 10.5 to Exogen's  Current Report
                           on Form 8-K, dated September 30, 1998.
                  10.31    Warrant to Purchase Common Stock, dated September 30,
                           1998,   issued  by   Exogen   to  Arthur  A.   Pilla.
                           Incorporated by reference to Exhibit 10.6 to Exogen's
                           Current Report on Form 8-K, dated September 30, 1998.
                  10.32    Registration  Rights  Agreement,  dated September 30,
                           1998,  by and  between  Exogen and  Arthur A.  Pilla.
                           Incorporated by reference to Exhibit 10.7 to Exogen's
                           Current Report on Form 8-K, dated September 30, 1998.
                  10.33    Amendment to Employment  Agreement,  dated October 1,
                           1998,   between   Exogen  and  Patrick  A.  McBrayer.
                           Incorporated   by  reference  to  Exhibit   10.33  to
                           Exogen's  Form 10-K for the year ended  September 30,
                           1998.
                  10.34    Agreement  and  Plan of  Merger  dated as of July 25,
                           1999, among Exogen, Smith & Nephew, Inc., and Smith &
                           Nephew Acquisition, Inc. Incorporated by reference to
                           Exhibit 1 to Exogen's  Schedule  14D-9 dated July 30,
                           1999.
                  21.1     List of  Subsidiary.  Incorporated  by  reference  to
                           Exhibit 21.1 to Exogen's Form 10-K for the year ended
                           September 30, 1995.
                  27**     Financial Data Schedule.
                  99.1     Preferred Shares Rights Agreement,  dated December 6,
                           1996,  between  Exogen  and  Registrar  and  Transfer
                           Company, including the Certificate of Determination, the Form of Rights Certificate, and the summary of Rights attached thereto as Exhibits A, B, and C, respectively. Incorporated by reference to Exhibit
                           99.1  to  Exogen's  Form  10-K  for  the  year  ended
                           September 30, 1996.

--------------------------------------------------------------------------------
                  +   Confidential treatment has been granted.

                  *   Exogen has applied for confidential  treatment of portions
                      of  this   exhibit   pursuant  to  Rule  24b-2  under  the
                      Securities Exchange Act of 1934, as amended.

                  **  This exhibit is filed herewith.

              (b) Reports on Form 8-K:

                  On July 28, 1999, Exogen filed a Report on Form 8-K to report under Item 5 the announcement of an Agreement and Plan of Merger among Exogen, Smith & Nephew, Inc., and Smith & Nephew Acquisition, Inc., dated as of July 25, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EXOGEN, INC.
                                  ----------------------
                                         (Registrant)

August 10, 1999             By:   /s/Patrick A. McBrayer
                                  ----------------------
                                  Patrick A. McBrayer, President and
                                  Chief Executive Officer

August 10, 1999             By:   /s/Richard H. Reisner
                                  ---------------------
                                  Richard H. Reisner, Vice President and
                                  Chief Financial Officer (Principal Financial
                                  Officer and Principal Accounting Officer)

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

    10.29      Registration  Rights  Agreement,  dated  October 9, 1998,  by and
               between  Exogen  and  Alessandro   Chiabrera.   Incorporated   by
               reference to Exhibit 10.4 to Exogen's Current Report on Form 8-K,
               dated September 30, 1998.
    10.30      Promissory  Note,  dated September 30, 1998,  issued by Exogen to
               Pilla Consulting,  Inc. Incorporated by reference to Exhibit 10.5 to Exogen's Current Report on Form 8-K, dated September 30, 1998.
    10.31      Warrant to Purchase  Common  Stock,  dated  September  30,  1998, issued by Exogen to Arthur A. Pilla. Incorporated by reference to
               Exhibit  10.6 to  Exogen's  Current  Report  on Form  8-K,  dated
               September 30, 1998.
    10.32      Registration  Rights Agreement,  dated September 30, 1998, by and between Exogen and Arthur A. Pilla.  Incorporated by reference to
               Exhibit  10.7 to  Exogen's  Current  Report  on Form  8-K,  dated
               September 30, 1998.
    10.33      Amendment to Employment Agreement, dated October 1, 1998, between
               Exogen and Patrick A.  McBrayer.  Incorporated  by  reference  to
               Exhibit 10.33 to Exogen's Form 10-K for the year ended  September
               30, 1998.
    10.34      Agreement  and Plan of Merger  dated as of July 25,  1999,  among
               Exogen,  Smith & Nephew,  Inc.,  and Smith & Nephew  Acquisition,
               Inc.  Incorporated by reference to Exhibit 1 to Exogen's Schedule
               14D-9 dated July 30, 1999.
    21.1       List of Subsidiary.  Incorporated by reference to Exhibit 21.1 to
               Exogen's Form 10-K for the year ended September 30, 1995.
    27**       Financial Data Schedule.
    99.1       Preferred  Shares  Rights  Agreement,  dated  December  6,  1996, between Exogen and Registrar and Transfer Company, including the Certificate of Determination, the Form of Rights Certificate, and the summary of Rights attached thereto as Exhibits A, B, and C, respectively. Incorporated by reference to Exhibit 99.1 to Exogen's Form 10-K for the year ended September 30, 1996.

--------------------------------------------------------------------------------
               +  Confidential treatment has been granted.

               * Exogen has applied for confidential treatment of portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

               ** This exhibit is filed herewith.